Form 10-Q
period 1995-03-31
MCNEIL REAL ESTATE FUND XXV LP
filed 1995-05-15
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      March 31, 1995
                           -------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-15446




                       MCNEIL REAL ESTATE FUND XXV, L.P.
- - - - - ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                              33-0120335
- - - - - ----------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- - - - - ----------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code (214) 448-5800
                                                  --------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL REAL ESTATE FUND XXV, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- - - - - ------  --------------------

                                 BALANCE SHEETS
                                  (Unaudited)


                                                                             March 31,         December 31,
                                                                               1995                1994
                                                                           -----------         -----------
ASSETS
- - - - - ------

Real estate investments:
   Land.....................................................               $ 5,524,463         $ 5,524,462
   Buildings and improvements...............................                67,295,373          66,918,459
                                                                            ----------          ----------
                                                                            72,819,836          72,442,921
   Less:  Accumulated depreciation and amortization.........               (26,615,855)        (25,759,358)
                                                                            ----------          ----------
                                                                            46,203,981          46,683,563


Cash and cash equivalents...................................                 3,263,689           3,125,937
Cash segregated for security deposits.......................                   292,624             283,793
Note receivable.............................................                   344,225             344,225
Accounts receivable, net of allowance for doubtful
   accounts of $504,052 and $561,426 at March 31,
   1995 and December 31, 1994, respectively.................                 1,126,734           1,169,888
Escrow deposits.............................................                 1,037,419           1,155,277
Deferred borrowing costs, net of accumulated
   amortization of $60,775 and $58,491 at March 31,
   1995 and December 31, 1994, respectively.................                   257,975             260,259
Prepaid expenses and other assets...........................                   373,368             409,620
                                                                            ----------          ----------
                                                                           $52,900,015         $53,432,562
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- - - - - -----------------------------------------

Mortgage note payable.......................................               $ 7,381,507         $ 7,381,507
Accounts payable and accrued expenses.......................                   182,341             175,019
Accrued interest............................................                   629,656             554,342
Accrued property taxes......................................                   669,935             858,300
Payable to affiliates - General Partner.....................                    63,209              82,427
Land lease obligation.......................................                   310,314             320,135
Deferred gain...............................................                   348,340             348,340
Security deposits and deferred rental income................                   319,600             303,624
                                                                            ----------          ----------
                                                                             9,904,902          10,023,694
                                                                            ----------          ----------

Partners' equity (deficit):
   Limited partners - 84,000,000 limited partnership units
   authorized; 83,900,527 limited partnership units issued
   and outstanding at March 31, 1994 and December 31, 1993.                 43,373,411          43,783,028
   General Partner..........................................                  (378,298)           (374,160)
                                                                            ----------          ----------
                                                                            42,995,113          43,408,868
                                                                            ----------          ----------
                                                                           $52,900,015         $53,432,562
                                                                            ==========          ==========


The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                Three Months Ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                   1995            1994
                                                                                ----------       ---------
Revenue:
  Rental revenue................................................               $ 2,061,322        $2,160,055
  Interest......................................................                    47,501            23,650
                                                                                ----------         ---------
    Total revenue...............................................                 2,108,823         2,183,705
                                                                                ----------         ---------

Expenses:
  Interest......................................................                   206,426           199,314
  Depreciation and amortization.................................                   856,497           767,934
  Property taxes................................................                   185,034           199,152
  Personnel costs...............................................                   199,301           164,394
  Utilities.....................................................                   187,731           206,679
  Repairs and maintenance.......................................                   309,410           272,728
  Property management fees - affiliates.........................                   121,383           122,044
  Other property operating expenses.............................                   207,921           201,542
  General and administrative....................................                    24,870            26,505
  General and administrative - affiliates.......................                   224,005           218,740
                                                                                ----------         ---------
    Total expenses..............................................                 2,522,578         2,378,762

Net loss.......................................................                $  (413,755)       $ (195,057)
                                                                                ==========         =========

Net loss allocable to limited partners.........................                $  (409,617)       $ (193,106)
Net loss allocable to General Partner..........................                     (4,138)           (1,951)
                                                                                ----------         ---------
Net loss.......................................................                $  (413,755)       $ (195,057)
                                                                                ==========         =========

Net loss per thousand limited partnership units................                $     (4.88)       $    (2.30)
                                                                                ==========         =========

Distributions per thousand limited partnership units...........                $       .00        $     4.77
                                                                                ==========         =========











The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

               For the Three Months Ended March 31, 1995 and 1994



                                                                                                   Total
                                                       General               Limited               Partners'
                                                       Partner               Partners              Equity
                                                       --------              ----------            ----------
Balance at December 31, 1993..............            $(368,845)            $44,709,417           $44,340,572

Net loss..................................               (1,951)               (193,106)             (195,057)

Distributions.............................                    -                (400,207)             (400,207)
                                                       --------              ----------            ----------

Balance at March 31, 1994.................            $(370,796)            $44,116,104           $43,745,308
                                                       ========              ==========            ==========


Balance at December 31, 1994..............            $(374,160)            $43,783,028           $43,408,868

Net loss..................................               (4,138)               (409,617)             (413,755)
                                                       --------              ----------            ----------

Balance at March 31, 1995.................            $(378,298)            $43,373,411           $42,995,113
                                                       ========              ==========            ==========























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                               Three Months Ended
                                                                                     March 31,
                                                                         ---------------------------------
                                                                           1995                    1994
                                                                         ---------               ---------
Cash flows from operating activities:
   Cash received from tenants........................                   $2,104,676              $2,087,277
   Cash paid to suppliers............................                     (894,772)             (1,005,659)
   Cash paid to affiliates...........................                     (364,606)               (354,751)
   Interest received.................................                       47,501                  23,650
   Interest paid.....................................                     (128,828)               (125,234)
   Property taxes paid and escrowed..................                     (239,483)               (225,278)
                                                                         ---------               ----------
Net cash provided by operating activities............                      524,488                 400,005
                                                                         ---------               ----------

Cash flows from investing activities:
   Additions to real estate investments..............                     (376,915)               (289,699)
                                                                         ---------               ----------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable.........................................                            -                  (9,346)
   Payments on capitalized land lease
     obligation......................................                       (9,821)                (11,886)
   Distributions paid................................                            -                (400,207)
                                                                                 -               ----------
Net cash used in financing activities................                       (9,821)               (421,439)
                                                                         ---------               ---------

Net increase (decrease) in cash and cash
equivalents..........................................                      137,752                (311,133)

Cash and cash equivalents at beginning of
   period............................................                    3,125,937               2,759,887
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                   $3,263,689              $2,448,754
                                                                         =========               =========















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                            Three Months Ended
                                                                                     March 31,
                                                                          -------------------------------
                                                                            1995                   1994
                                                                          --------               --------
Net loss.............................................                    $(413,755)              $(195,057)
                                                                          --------                --------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      856,497                 767,934
   Amortization of deferred borrowing costs..........                        2,284                   2,283
   Amortization of deferred gain.....................                            -                 (21,035)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (8,831)                 (3,913)
     Note receivable.................................                            -                  21,196
     Accounts receivable, net........................                       43,154                 (58,971)
     Escrow deposits.................................                      117,858                 113,231
     Prepaid expenses and other assets...............                       36,252                 (22,039)
     Accounts payable and accrued expenses...........                        7,322                (130,676)
     Accrued interest................................                       75,314                  71,797
     Accrued property taxes..........................                     (188,365)               (139,357)
     Payable to affiliates - General Partner.........                      (19,218)                (14,237)
     Security deposits and deferred rental
       income........................................                       15,976                   8,849
                                                                          --------                --------

       Total adjustments.............................                      938,243                 595,062
                                                                          --------                --------

Net cash provided by operating activities............                    $ 524,488               $ 400,005
                                                                          ========                ========



















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXV, L.P.

                         Notes to Financial Statements
                                 March 31, 1995
                                  (Unaudited)

NOTE 1.
- - - - - ------

McNeil Real Estate Fund XXV, L.P. (the "Partnership"), formerly known as Southmark Equity Partners II, Ltd., was organized on February 15, 1985 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE 2.
- - - - - ------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXV, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- - - - - ------

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 4.
- - - - - ------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its residential property and 6% of gross rental receipts for its commercial properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for its residential properties. McREMI may also choose to provide leasing services for the Partnership's commercial properties, in which case McREMI will receive property management fees from such commercial properties equal to 3% of the property's gross rental receipts plus leasing commissions based on the prevailing market rate for such services where the property is located.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:


                                                                                Three Months Ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                             1995                   1994
                                                                           -------                 -------
Property management fees.............................                     $121,383                $122,044
Charged to general and administrative
   expense:
   Partnership administration........................                       72,561                  69,391
   Asset management fee..............................                      151,444                 149,079
                                                                           -------                 -------
                                                                          $345,388                $340,514
                                                                           =======                 =======

Payable to affiliates - General Partner at March 31, 1995 and December 31, 1994 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 5.
- - - - - ------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $73,122 in cash, and common and preferred stock in the reorganized Southmark currently valued at approximately $20,000, which amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - - - - ------        ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
- - - - - -------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1994. The Partnership reported a net loss of $413,755 for the first three months of 1995 as compared to a net loss of $195,057 for the first three months of 1994. Revenues in 1995 were $2,108,823 as compared to $2,183,705 in 1994, while expenses increased to $2,522,578 from $2,378,762.

Net cash provided by operating activities was $524,488 for the three months ended March 31, 1995, a change from $400,005 provided during the same three month period in 1994. The Partnership expended $376,915 for capital improvements and $9,821 for payments on the capitalized land lease obligation. The balance in cash and cash equivalents increased to $3,263,689 at March 31, 1995, a net increase of $137,752 from the balance at December 31, 1994.

Harbour Club I Apartments has continued to experience financial difficulties. The cash flow from operations of the property has not been sufficient to fund necessary capital improvements and to make the required monthly debt service payments. Effective January 1, 1993, the Partnership ceased making regularly scheduled debt service and escrow payments. In lieu of the aforementioned payments, the Partnership is funding debt service with the excess cash flow of the property. The Partnership has been notified that the mortgage note payable is in default and that the servicing agent has assigned the mortgage to the Department of Housing and Urban Development ("HUD"). If the Partnership is unable to successfully cure the default, the mortgagee could declare the entire indebtedness due and proceed with foreclosure on the property or pursue other actions such as gaining control of the property or placing it in receivership.

Harbour Club I is part of a four-phase apartment complex located in Belleville, Michigan. Phases II and III of the complex are also owned by partnerships of which McNeil Partners, L.P. is the general partner, while Phase IV is owned by University Real Estate Fund 12, Ltd. ("UREF 12"), whose general partner is an affiliate of Southmark Corporation. McREMI had been managing all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. The Partnership had previously applied for an additional loan from HUD for a significant capital improvement program that is essential to the operation of the property. During 1993, this loan was denied and management is developing an alternative plan for funding necessary capital improvements.

RESULTS OF OPERATIONS
- - - - - ---------------------

Revenue:

Total revenue decreased by $74,882 for the three month period ended March 31, 1995, as compared to the same period in 1994.

Rental revenue for the three months ended March 31, 1995 decreased by $98,733 as compared to the three months ended March 31, 1994. The decrease was partially due to a decrease in rental revenue at the Kellogg Building which was 100% occupied at March 31, 1994 and decreased to 83% occupied at March 31, 1995. In addition, Fidelity Federal and Century Park showed a decline in rental revenue in the first quarter of 1995 due to a decline in rental rates.

Interest income earned on short-term investments of cash and cash equivalents increased by $23,851 for the three month period ended March 31, 1995 as compared to the respective period in 1994. The increase was due to greater average cash balances invested in these accounts during the first quarter of 1995. The Partnership held $3.3 million of cash and cash equivalents at March 31, 1995 as compared to $2.4 million at March 31, 1994. In addition, there was an increase in interest rates earned on invested cash in 1995.

Expenses:

Total expenses increased by $143,816 for the three months ended March 31, 1995 as compared to the same period in 1994. The increase was primarily due to an increase in depreciation and amortization expense and personnel expenses as discussed below.

Depreciation and amortization increased by $88,563 for the three month period ended March 31, 1995 in relation to the comparable period in 1994. The increase was primarily due to the addition of depreciable capital improvements at the Partnership's properties, the majority being at Century Park and Fidelity Federal office buildings.

Personnel costs increased by $34,907 for the three months ended March 31, 1995 in relation to the comparable period in 1994. The increase was due to the addition of maintenance technicians at Northwest Plaza Shopping Center and Century Park Office Building. In addition, there was an increase in compensation paid to on-site employees at all of the properties in 1995.

Utilities expense decreased by $18,948 in the three months ended March 31, 1995 as compared to the same period in 1994. The decrease was primarily due to a decrease in electricity expense at Northwest Plaza, the result of an increase in the occupancy rate to 97% at March 31, 1995 from 90% at March 31, 1994.

Repairs and maintenance expense increased by $36,682 for the three months ended March 31, 1995 as compared to the same period in 1994. The increase was due to an increase in floor covering replacement at Harbour Club I Apartments, the addition of security patrol at Northwest Plaza Shopping Center and an increase in light bulbs and fixtures at Fidelity Federal Office Building.

LIQUIDITY AND CAPITAL RESOURCES
- - - - - -------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $524,488 of cash in the first three months of 1995 as compared to $400,005 for the same period in 1994. The increase in cash provided by operating activities in 1995 was mainly the result of a decrease in cash paid to suppliers due to the timing of the payment of invoices at the end of the quarter.

The Partnership expended $376,915 and $289,699 for capital additions to its real estate investments in the first quarter of 1995 and 1994, respectively. The increase in 1995 was mainly the result of tenant improvements completed at the Kellogg Office Building in 1995 due to management signing a new lease for a large tenant at the beginning of the year.

The Partnership distributed $400,207 to the limited partners in the quarter ended March 31, 1994. No distributions were paid in the quarter ended March 31, 1995.

Short-term liquidity:
- - - - - --------------------

At March 31, 1995, the Partnership held cash and cash equivalents of $3,263,689.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the remainder of 1995, Partnership properties are expected to provide positive cash flow from operations after payment of debt service and capital improvements. Only one property, Harbour Club I Apartments, is encumbered with mortgage debt and another property, Fidelity Plaza, is encumbered with lease obligations. The Partnership has budgeted $2,398,000 for necessary capital improvements for all properties in 1995 which is expected to be funded from available cash reserves or from operations of the properties. An escrow account restricted to the funding of priority capital needs is held by the lender for Harbour Club I in the amount of $491,211, which is included in escrow deposits on the Balance Sheets. However, since the loan is in default, draws from the escrow account for capital needs are not permitted. The present cash balance is believed to provide an adequate reserve for property operations.

At the present time, the Partnership does not anticipate making distributions to the limited partners in 1995. There can be no assurance as to when the Partnership will rebuild cash reserves judged adequate to resume distributions to the partners.

Long-term liquidity:
- - - - - -------------------

While the outlook for maintenance of adequate levels of liquidity is favorable, should operations deteriorate and present cash resources become insufficient to fund current needs, the Partnership would require other sources of working capital. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on Partnership properties except where improvements are expected to increase the competitiveness and marketability of the properties, arranging financing from affiliates or the ultimate sale of the properties. Sales and refinancings are possibilities only, and there are at present no plans for any such sales or refinancings.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of March 31, 1995, $2,102,530 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
- - - - - ------     --------------------------------

(a)      Exhibits.


         Exhibit
         Number                     Description
         -------                    -----------

         4.                         Amended and  Restated  Limited  Partnership  Agreement  dated  March 26,  1992.
                                    (Incorporated  by reference to the Current Report of the registrant on Form 8-K dated March 26, 1992, as filed on April 9, 1992).

         11.                        Statement  regarding  computation  of Net Income  (Loss) per  Thousand  Limited
                                    Partnership Units: Net income (loss) per thousand limited  partnership units is computed by dividing net income  (loss)  allocated  to the limited  partners by the weighted average number of limited partnership units outstanding  expressed
                                    in thousands.  Per thousand unit  information has been computed based on 83,901 weighted  average thousand limited  partnership  units  outstanding in 1995 and
                                    1994.


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                       MCNEIL REAL ESTATE FUND XXV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:




                                                   McNEIL REAL ESTATE FUND XXV, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



       May 15, 1995                                By:  /s/ Donald K. Reed
- - - - - ----------------------------                            -------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



       May 15, 1995                                By:  /s/ Robert C. Irvine
- - - - - ----------------------------                            -------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



       May 15, 1995                                By:  /s/ Carol A. Fahs
- - - - - ----------------------------                            -------------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
