Form 10-Q
period 1995-06-30
MCNEIL REAL ESTATE FUND XXV LP
filed 1995-08-14
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the period ended      June 30, 1995
                           ---------------------------------------------------


                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-15446




                       MCNEIL REAL ESTATE FUND XXV, L.P.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                             33-0120335
------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code     (214) 448-5800
                                                   ---------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                       MCNEIL REAL ESTATE FUND XXV, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                             June 30,          December 31,
                                                                               1995                1994
                                                                            ----------          ----------
ASSETS
------

Real estate investments:
   Land.....................................................               $ 5,524,462         $ 5,524,462
   Buildings and improvements...............................                67,605,479          66,918,459
                                                                            ----------          ----------
                                                                            73,129,941          72,442,921
   Less:  Accumulated depreciation and amortization.........               (27,420,390)        (25,759,358)
                                                                           -----------         -----------
                                                                            45,709,551          46,683,563

Cash and cash equivalents...................................                 3,631,915           3,125,937
Cash segregated for security deposits.......................                   291,620             283,793
Note receivable.............................................                   344,225             344,225
Accounts receivable, net of allowance for doubtful
   accounts of $562,287 and $561,426 at June 30,
   1995 and December 31, 1994, respectively.................                   809,637           1,169,888
Escrow deposits.............................................                 1,046,053           1,155,277
Deferred borrowing costs, net of accumulated
   amortization of $63,058 and $58,491 at June 30,
   1995 and December 31, 1994, respectively.................                   255,692             260,259
Prepaid expenses and other assets...........................                   468,979             409,620
                                                                           -----------          ----------
                                                                          $ 52,557,672         $53,432,562
                                                                           ===========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
-----------------------------------------

Mortgage note payable.......................................              $  7,381,507         $ 7,381,507
Accounts payable and accrued expenses.......................                   190,758             175,019
Accrued interest............................................                   634,640             554,342
Accrued property taxes......................................                   442,170             858,300
Payable to affiliates - General Partner.....................                    68,998              82,427
Land lease obligation.......................................                   300,240             320,135
Deferred gain...............................................                   348,340             348,340
Security deposits and deferred rental income................                   322,482             303,624
                                                                           -----------          ----------
                                                                             9,689,135          10,023,694
                                                                           -----------          ----------

Partners' equity (deficit):
   Limited  partners  -  84,000,000   limited   partnership
   units  authorized; 83,894,648 limited partnership units
   issued and outstanding at June 30,1995 and
   December 31, 1994.......................................                 43,248,100          43,783,028
   General Partner..........................................                  (379,563)           (374,160)
                                                                           -----------          ----------
                                                                            42,868,537          43,408,868
                                                                           -----------          ----------
                                                                           $52,557,672         $53,432,562
                                                                            ==========          ==========

The financial information included herein has been prepared by management without audit by independent public accountants.
                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three Months Ended                      Six Months Ended
                                                     June 30,                              June 30,
                                           ----------------------------         ----------------------------
                                             1995               1994               1995               1994
                                           ---------          ---------         ---------          ---------
Revenue:
   Rental revenue................         $2,227,363         $2,128,617        $4,288,685         $4,288,672
   Interest......................             53,153             40,449           100,654             64,099
   Gain on legal settlement......             96,731                  -            96,731                  -
                                           ---------          ---------         ---------          ---------
     Total revenue...............          2,377,247          2,169,066         4,486,070          4,352,771
                                           ---------          ---------         ---------          ---------

Expenses:
   Interest......................            205,888            208,011           412,314            407,325
   Depreciation and
     amortization................            804,535            768,494         1,661,032          1,536,428
   Property taxes................            237,294            199,557           422,328            398,709
   Personnel costs...............            158,022            134,549           357,323            298,943
   Utilities.....................            175,300            174,480           363,031            381,159
   Repairs and maintenance.......            286,273            273,776           595,683            546,504
   Property management
     fees - affiliates...........            145,980            157,885           267,363            279,929
   Other property operating
     expenses....................            229,385            198,259           437,306            399,801
   General and administrative....             30,903             27,749            55,773             54,254
   General and administrative -
     affiliates..................            230,243            217,306           454,248            435,776
                                           ---------          ---------         ---------          ---------
     Total expenses..............          2,503,823          2,360,066         5,026,401          4,738,828
                                           ---------          ---------         ---------          ---------

Net loss.........................         $ (126,576)        $ (191,000)       $ (540,331)        $ (386,057)
                                           =========          =========         =========          =========

Net loss allocable
   to limited partners...........         $ (125,311)        $ (189,090)       $ (534,928)        $ (382,196)
Net loss allocable
   to General Partner............             (1,265)            (1,910)           (5,403)            (3,861)
                                           ---------          ---------         ---------          ---------
Net loss.........................         $ (126,576)        $ (191,000)       $ (540,331)        $ (386,057)
                                           =========          =========         =========          =========

Net loss per thousand
   limited partnership units.....         $    (1.49)        $    (2.26)       $    (6.38)        $    (4.56)
                                           =========          =========         =========          =========

Distributions per thousand
   limited partnership units.....         $        -         $        -        $        -         $     4.77
                                           =========          =========         =========          =========








The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

                For the Six Months Ended June 30, 1995 and 1994



                                                                                                    Total
                                                       General                Limited               Partners'
                                                       Partner                Partners              Equity
                                                      ---------              ----------            ----------
Balance at December 31, 1993..............            $(368,845)            $44,709,417           $44,340,572

Net loss..................................               (3,861)               (382,196)             (386,057)

Distributions.............................                    -                (400,207)             (400,207)
                                                       --------              ----------            ----------

Balance at June 30, 1994..................            $(372,706)            $43,927,014           $43,554,308
                                                       ========              ==========            ==========


Balance at December 31, 1994..............            $(374,160)            $43,783,028           $43,408,868

Net loss..................................               (5,403)               (534,928)             (540,331)
                                                       --------              ----------            ----------

Balance at June 30, 1995..................           $(379,563)             $43,248,100           $42,868,537
                                                      ========               ==========            ==========
























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     Increase in Cash and Cash Equivalents

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                         ---------------------------------
                                                                           1995                    1994
                                                                         ---------               ---------
Cash flows from operating activities:
   Cash received from tenants........................                   $4,621,099              $4,740,780
   Cash paid to suppliers............................                   (1,845,969)             (1,852,806)
   Cash paid to affiliates...........................                     (735,040)               (722,955)
   Interest received.................................                      100,654                  64,099
   Interest paid.....................................                     (327,449)               (285,409)
   Property taxes paid and escrowed..................                     (697,133)               (449,277)
   Cash received from legal settlement...............                       96,731                       -
                                                                         ---------               ---------
Net cash provided by operating activities............                    1,212,893               1,494,432
                                                                         ---------               ---------

Cash flows from investing activities:
   Additions to real estate investments..............                     (687,020)             (1,004,011)
                                                                         ---------               ---------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable.........................................                            -                 (12,381)
   Payments on capitalized land lease
     obligation......................................                      (19,895)                (15,023)
   Distributions paid................................                            -                (400,207)
                                                                         ---------                --------
Net cash used in financing activities................                      (19,895)               (427,611)
                                                                         ---------                --------

Net increase in cash and cash equivalents............                      505,978                  62,810

Cash and cash equivalents at beginning of
   period............................................                    3,125,937               2,759,887
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                   $3,631,915              $2,822,697
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

                       McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                           -------------------------------
                                                                             1995                   1994
                                                                           --------               --------
Net loss.............................................                     $(540,331)            $ (386,057)
                                                                           --------              ---------

Adjustments to reconcile net loss to net cash provided
 by operating activities:
   Depreciation and amortization.....................                    1,661,032               1,536,428
   Amortization of deferred borrowing costs..........                        4,567                   4,566
   Amortization of deferred gain.....................                            -                 (21,035)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (7,827)                 (6,775)
     Note receivable.................................                            -                  42,776
     Accounts receivable, net........................                      360,251                 459,501
     Escrow deposits.................................                      109,224                  24,103
     Prepaid expenses and other assets...............                      (59,359)                (61,816)
     Accounts payable and accrued expenses...........                       15,739                (132,140)
     Accrued interest................................                       80,298                 117,349
     Accrued property taxes..........................                     (416,130)                (92,813)
     Payable to affiliates - General Partner.........                      (13,429)                 (7,249)
     Security deposits and deferred rental
       income........................................                       18,858                  17,594
                                                                         ---------               ---------

       Total adjustments.............................                    1,753,224               1,880,489
                                                                         ---------               ---------

Net cash provided by operating activities............                   $1,212,893              $1,494,432
                                                                         =========               =========


















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXV, L.P.

                         Notes to Financial Statements
                                 June 30, 1995
                                  (Unaudited)

NOTE 1.
------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                           -------------------------------
                                                                            1995                    1994
                                                                           -------                 -------

Property management fees.............................                     $267,363                $279,929
Charged to general and administrative
   expense:
   Partnership administration........................                      149,804                 135,142
   Asset management fee..............................                      304,444                 300,634
                                                                           -------                 -------
                                                                          $721,611                $715,705
                                                                           =======                 =======

Payable to affiliates - General Partner at June 30, 1995 and December 31, 1994 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 5.
------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $73,122 in cash, and common and preferred stock in the reorganized Southmark subsequently sold for $23,609, which amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------        ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1994. The Partnership reported a net loss of $540,331 for the first six months of 1995 as compared to a net loss of $386,057 for the first six months of 1994. Revenues in 1995 were $4,486,070 as compared to $4,352,771 in 1994, while expenses increased to $5,026,401 from $4,738,828.

Net cash provided by operating activities was $1,212,893 for the six months ended June 30, 1995, a change from $1,494,432 provided during the same six month period in 1994. The Partnership expended $687,020 for capital improvements and $19,895 for payments on the capitalized land lease obligation. The balance in cash and cash equivalents increased to $3,631,915 at June 30, 1995, a net increase of $505,978 from the balance at December 31, 1994.

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

Harbour Club I is part of a four-phase apartment complex located in Belleville, Michigan. Phases II and III of the complex are also owned by partnerships of which McNeil Partners, L.P. is the general partner, while Phase IV is owned by University Real Estate Fund 12, Ltd. ("UREF 12"). McREMI had been managing all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. The Partnership had previously applied for an additional loan from HUD for a significant capital improvement program that is essential to the operation of the property. During 1993, this loan was denied and management is developing an alternative plan for funding necessary capital improvements.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue increased by $208,181 and $133,299 for the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994. The increase was due to an increase in rental revenue and a gain on legal settlement in the second quarter of 1995, as discussed below.

Rental revenue for the three and six months ended June 30, 1995 increased by $98,746 and $13, respectively, as compared to the three and six months ended June 30, 1994. Rental revenue at Harbour Club I Apartments increased by approximately $73,000 as a result of an increase in occupancy from 89% at June 30, 1994 to 94% at June 30, 1995. This increase was offset by a decrease of approximately $66,000 in rental revenue at Kellogg Building, mainly in the first quarter of 1995. Kellogg Building was 100% leased through the first half of 1994. A large tenant vacated in late 1994 and the space was not released until the second quarter of 1995.

Interest income earned on short-term investments of cash and cash equivalents increased by $12,704 and $36,555 for the three and six month periods ended June 30, 1995, respectively, as compared to the respective periods in 1994. The increase was due to greater average cash balances invested in these accounts during the first six months of 1995. The Partnership held $3.6 million of cash and cash equivalents at June 30, 1995 as compared to $2.8 million at June 30, 1994. In addition, there was an increase in interest rates earned on invested cash in 1995.

As discussed in Item 1 - Note 5, in 1995 the Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a $96,731 gain in the second quarter of 1995 as a result of this settlement. No such gain was recognized in 1994.

Expenses:

Total expenses increased by $143,757 and $287,573 for the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994. The increase was primarily due to an increase in depreciation and amortization expense and personnel expenses as discussed below.

Depreciation and amortization increased by $36,041 and $124,604 for the three and six month periods ended June 30, 1995, respectively, in relation to the comparable period in 1994. The increase was primarily due to the addition of depreciable capital improvements at the Partnership's properties, the majority being at Kellogg and Fidelity Federal office buildings.

Property taxes for the three and six month periods ended June 30, 1995 increased by $37,737 and $23,619, respectively, as compared to the same periods in 1994. The increase was due to an increase in the Partnership's property tax liability, the result of the Partnership obtaining parcels of land associated with Harbour Club I in a legal settlement in November 1994.

Personnel costs increased by $23,473 and $58,380 for the three and six months ended June 30, 1995, respectively, in relation to the comparable periods in 1994. The increase was due to the addition of maintenance technicians at Northwest Plaza Shopping Center and Century Park Office Building. In addition, there was an increase in compensation paid to on-site employees at all of the properties in 1995.

Repairs and maintenance expense increased by $12,497 and $49,179 for the first three and six months of 1995, respectively, as compared to the same periods in 1994. The increase was mainly due to the addition of a security patrol at Northwest Plaza Shopping Center and an increase in light bulbs and fixtures at Fidelity Federal Office Building.

Other property operating expenses increased by $31,126 and $37,505 for the three and six month periods ended June 30, 1995, respectively, as compared to the same periods in 1994. The increase was mainly due to an increase in hazard insurance at Fidelity Federal Office Building in 1995. In addition, there was an increase in the amortization of leasing commissions at Century Park which were paid in prior years in an effort to increase the center's occupancy.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $1,212,893 of cash in the first six months of 1995 as compared to $1,494,432 for the same period in 1994. The decrease in cash provided by operating activities in 1995 was mainly the result of an increase in cash paid for delinquent property taxes in the first six months of 1995 on parcels of land adjacent to the Harbour Club I Apartments which were acquired by the Partnership in November 1994, as the result of a legal settlement.

The Partnership expended $687,020 and $1,004,011 for capital additions to its real estate investments in the first six months of 1995 and 1994, respectively. The decrease in 1995 was mainly the result of the reduction of tenant improvements at Northwest Plaza in 1995.

The Partnership distributed $400,207 to the limited partners in the six months ended June 30, 1994. No distributions were paid in the six months ended June 30, 1995.

Short-term liquidity:
--------------------

At June 30, 1995, the Partnership  held cash and cash equivalents of $3,631,915.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the remainder of 1995, Partnership properties are expected to provide positive cash flow from operations after payment of debt service and capital improvements. Only one property, Harbour Club I Apartments, is encumbered with mortgage debt and another property, Fidelity Plaza, is encumbered with lease obligations. The Partnership has budgeted $2,398,000 for necessary capital improvements for all properties in 1995 which is expected to be funded from available cash reserves or from operations of the properties. An escrow account restricted to the funding of priority capital needs is held by the lender for Harbour Club I in the amount of $491,197, which is included in escrow deposits on the Balance Sheets. However, since the loan is in default, draws from the escrow account for capital needs are not permitted. The present cash balance is believed to provide an adequate reserve for property operations.

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of June 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

ITEM 5.  OTHER INFORMATION
------   -----------------

On an unsolicited basis, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn, announced that it has commenced an offer to purchase 37,755,237 units of limited partnership interest in the Partnership (approximately 45% of the Partnership's units) at $0.24 per unit. High River has stated that the offer is being made as "an investment." The tender offer is due to expire on August 31, 1995, unless extended.

The General Partner, with assistance from its advisors, is in the process of evaluating the tender offer from a number of important standpoints and will report to the limited partners its position with respect to such offer.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
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

         4.1                        Amendment No. 1 to the Amended and Restated  Limited  Partnership  Agreement of
                                    McNeil Real Estate Fund XXV, L.P. dated June 1995.

         11.                        Statement regarding  computation of Net Loss per Thousand Limited  Partnership
                                    Units: Net loss per thousand limited  partnership units is computed by dividing net loss  allocated to the limited partners by the weighted average number of limited partnership units outstanding expressed in thousands.  Per thousand unit  information has been computed based on 83,895 and 83,901 weighted  average thousand limited partnership units outstanding in 1995 and 1994, respectively.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                       MCNEIL REAL ESTATE FUND XXV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND XXV, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner


      August 14, 1995                              By:  /s/  Donald K. Reed
-----------------------------                          --------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



      August 14, 1995                              By:  /s/  Robert C. Irvine
-----------------------------                          --------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



      August 14, 1995                              By:  /s/  Carol A. Fahs
-----------------------------                          --------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
