Form 10-Q
period 1995-09-30
MCNEIL REAL ESTATE FUND XXV LP
filed 1995-11-13
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the period ended      September 30, 1995
                              ------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code       (214) 448-5800
                                                     -------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL REAL ESTATE FUND XXV, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------  --------------------
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                          September 30,        December 31,
                                                                              1995                 1994
                                                                           -----------          ----------
ASSETS
------

Real estate investments:
   Land.....................................................               $ 5,524,462         $ 5,524,462
   Buildings and improvements...............................                68,139,824          66,918,459
                                                                            ----------          ----------
                                                                            73,664,286          72,442,921
   Less:  Accumulated depreciation and amortization.........               (28,310,179)        (25,759,358)
                                                                            ----------          ----------
                                                                            45,354,107          46,683,563

Cash and cash equivalents...................................                 3,703,999           3,125,937
Cash segregated for security deposits.......................                   293,831             283,793
Note receivable.............................................                   344,225             344,225
Accounts receivable, net of allowance for doubtful
   accounts of $532,477 and $561,426 at September 30,
   1995 and December 31, 1994, respectively.................                   887,459           1,169,888
Escrow deposits.............................................                   946,721           1,155,277
Deferred borrowing costs, net of accumulated
   amortization of $65,340 and $58,491 at September 30,
   1995 and December 31, 1994, respectively.................                   253,410             260,259
Prepaid expenses and other assets...........................                   477,758             409,620
                                                                            ----------          ----------
                                                                           $52,261,510         $53,432,562
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
-----------------------------------------

Mortgage note payable.......................................               $ 7,381,507         $ 7,381,507
Accounts payable and accrued expenses.......................                   321,172             175,019
Accrued interest............................................                   697,639             554,342
Accrued property taxes......................................                   338,457             858,300
Payable to affiliates - General Partner.....................                    73,763              82,427
Land lease obligation.......................................                   289,911             320,135
Deferred gain...............................................                   344,225             348,340
Security deposits and deferred rental income................                   335,064             303,624
                                                                            ----------          ----------
                                                                             9,781,738          10,023,694
                                                                            ----------          ----------

Partners' equity (deficit):
   Limited  partners  -  84,000,000   limited   partnership
   units  authorized; 83,894,648 and 83,900,527 limited
   partnership units issued and outstanding at
   September 30, 1995 and December 31, 1994, respectively...                42,863,223          43,783,028
   General Partner..........................................                  (383,451)           (374,160)
                                                                            ----------          ----------
                                                                            42,479,772          43,408,868
                                                                            ----------          ----------
                                                                           $52,261,510         $53,432,562
                                                                            ==========          ==========


The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three Months Ended                     Nine Months Ended
                                                   September 30,                         September 30,
                                           ----------------------------         ----------------------------
                                              1995               1994             1995               1994
                                           ---------          ---------         ---------          ---------
Revenue:
   Rental revenue................         $2,392,656         $2,461,292        $6,681,341         $6,749,964
   Interest......................             53,396             30,721           154,050             94,820
   Gain on legal settlement......                  -                  -            96,731                  -
                                           ---------          ---------         ---------          ---------
     Total revenue...............          2,446,052          2,492,013         6,932,122          6,844,784
                                           ---------          ---------         ---------          ---------

Expenses:
   Interest......................            202,256            207,491           614,570            614,816
   Depreciation and
     amortization................            889,789            790,141         2,550,821          2,326,569
   Property taxes................            160,402            196,665           582,730            595,374
   Personnel costs...............            186,184            177,306           543,507            476,249
   Utilities.....................            281,524            268,057           644,555            649,216
   Repairs and maintenance.......            299,979            305,104           895,662            851,608
   Property management
     fees - affiliates...........            132,964            128,560           400,327            408,489
   Other property operating
     expenses....................            193,651            181,160           630,957            580,961
   General and administrative....            258,683             26,255           314,456             80,509
   General and administrative -
     affiliates..................            229,385            219,943           683,633            655,719
                                           ---------          ---------         ---------          ---------
     Total expenses..............          2,834,817          2,500,682         7,861,218          7,239,510
                                           ---------          ---------         ---------          ---------

Net loss.........................         $ (388,765)        $   (8,669)       $ (929,096)        $ (394,726)
                                           =========          =========         =========          =========

Net loss allocable
   to limited partners...........         $ (384,877)       $    (8,582)       $ (919,805)        $ (390,779)
Net loss allocable
   to General Partner............             (3,888)               (87)           (9,291)            (3,947)
                                           ---------         ----------         ---------          ---------
Net loss.........................         $ (388,765)       $    (8,669)       $ (929,096)        $ (394,726)
                                           =========         ==========         =========          =========

Net loss per thousand
   limited partnership units.....         $    (4.59)       $      (.10)       $   (10.96)        $    (4.66)
                                           =========         ==========         =========          =========

Distributions per thousand
   limited partnership units.....         $        -        $         -        $        -         $     4.77
                                           =========         ==========         =========          =========









The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

             For the Nine Months Ended September 30, 1995 and 1994




                                                                                                    Total
                                                        General               Limited               Partners'
                                                        Partner               Partners              Equity
                                                       ---------             ----------            ----------
Balance at December 31, 1993..............            $(368,845)            $44,709,417           $44,340,572

Net loss..................................               (3,947)               (390,779)             (394,726)

Distributions.............................                    -                (400,207)             (400,207)
                                                       --------              ----------            ----------

Balance at September 30, 1994.............            $(372,792)            $43,918,431           $43,545,639
                                                       ========              ==========            ==========


Balance at December 31, 1994..............            $(374,160)            $43,783,028           $43,408,868

Net loss..................................               (9,291)               (919,805)             (929,096)
                                                       --------              ----------            ----------

Balance at September 30, 1995.............            $(383,451)            $42,863,223           $42,479,772
                                                       ========              ==========            ==========
























The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     Increase in Cash and Cash Equivalents

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                        ----------------------------------
                                                                           1995                    1994
                                                                        ----------              ----------
Cash flows from operating activities:
   Cash received from tenants........................                  $ 6,965,389             $ 6,957,234
   Cash paid to suppliers............................                   (2,949,167)             (2,865,686)
   Cash paid to affiliates...........................                   (1,092,624)             (1,071,462)
   Interest received.................................                      154,050                  94,820
   Interest paid.....................................                     (464,424)               (317,059)
   Property taxes paid and escrowed..................                     (880,304)               (598,849)
   Cash received from legal settlement...............                       96,731                       -
                                                                         ---------               ---------
Net cash provided by operating activities............                    1,829,651               2,198,998
                                                                         ---------               ---------

Cash flows from investing activities:
   Additions to real estate investments..............                   (1,221,365)             (1,414,808)
                                                                         ---------               ---------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable.........................................                            -                  (9,346)
   Payments on capitalized land lease
     obligation......................................                      (30,224)                (27,317)
   Distributions paid................................                            -                (400,207)
                                                                         ---------               ---------
Net cash used in financing activities................                      (30,224)               (436,870)
                                                                         ---------               ---------

Net increase in cash and cash equivalents............                      578,062                 347,320

Cash and cash equivalents at beginning of
   period............................................                    3,125,937               2,759,887
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                   $3,703,999             $ 3,107,207
                                                                         =========              ==========
















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

                       McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                          --------------------------------
                                                                            1995                    1994
                                                                          --------               ---------
Net loss.............................................                    $(929,096)             $ (394,726)
                                                                          --------               ---------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                    2,550,821               2,326,569
   Amortization of deferred borrowing costs..........                        6,849                   6,849
   Amortization of deferred gain.....................                       (4,115)                (58,003)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (10,038)                (16,056)
     Note receivable.................................                            -                  64,756
     Accounts receivable, net........................                      282,429                 175,106
     Escrow deposits.................................                      208,556                 (61,238)
     Prepaid expenses and other assets...............                      (68,138)               (106,822)
     Accounts payable and accrued expenses...........                      146,153                (129,865)
     Accrued interest................................                      143,297                 290,908
     Accrued property taxes..........................                     (519,843)                 87,794
     Payable to affiliates - General Partner.........                       (8,664)                 (7,254)
     Security deposits and deferred rental
       income........................................                       31,440                  20,980
                                                                         ---------               ---------

       Total adjustments.............................                    2,758,747               2,593,724
                                                                         ---------               ---------

Net cash provided by operating activities............                   $1,829,651              $2,198,998
                                                                         =========               =========


















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXV, L.P.

                         Notes to Financial Statements
                               September 30, 1995
                                  (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                             Nine Months Ended
                                                                                 September 30,
                                                                        1995                    1994
Property management fees.............................                   $  400,327              $  408,489
Charged to general and administrative
   expense:
   Partnership administration........................                      216,369                 201,366
   Asset management fee..............................                      467,264                 454,353
                                                                         ---------               ---------
                                                                        $1,083,960              $1,064,208
                                                                         =========               =========


Payable to affiliates - General Partner at September 30, 1995 and December 31, 1994 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

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


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------        ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1994. The Partnership reported a net loss of $929,096 for the first nine months of 1995 as compared to a net loss of $394,726 for the first nine months of 1994. Revenues in 1995 were $6,932,122 as compared to $6,844,784 in 1994, while expenses increased to $7,861,218 from $7,239,510.

Net cash provided by operating activities was $1,829,651 for the nine months ended September 30, 1995, a change from $2,198,998 provided during the same nine month period in 1994. The Partnership expended $1,221,365 for capital improvements and $30,224 for payments on the capitalized land lease obligation. The balance in cash and cash equivalents increased to $3,703,999 at September 30, 1995, a net increase of $578,062 from the balance at December 31, 1994.

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

RESULTS OF OPERATIONS
---------------------

Revenue:

Total revenue decreased by $45,961 and increased by $87,338 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The year to date increase was due to an increase in interest income and a gain on legal settlement in the second quarter of 1995. These increases were partially offset by a decrease in rental revenue, as discussed below.

Rental revenue for the three and nine months ended September 30, 1995 decreased by $68,636 and $68,623, respectively, as compared to the three and nine months ended September 30, 1994. The decreases were mainly due to decreases of approximately $101,000 and $95,000 at Northwest Plaza Shopping Center and Kellogg Office Building, respectively. The decrease at Northwest Plaza was mainly the result of lower rents based on sales volume of tenants due to the restructuring of a major tenant's lease. A large tenant vacated Kellogg Building in late 1994 and the space was not released until the second quarter of 1995. These decreases were partially offset by an increase of approximately $107,000 at Harbour Club Apartments due to an increase in occupancy from 91% at September 30, 1994 to 95% at September 30, 1995.

Interest income earned on short-term investments of cash and cash equivalents increased by $22,675 and $59,230 for the three and nine month periods ended September 30, 1995, respectively, as compared to the respective periods in 1994. The increase was due to greater average cash balances invested in these accounts during the first nine months of 1995. The Partnership held $3.7 million of cash and cash equivalents at September 30, 1995 as compared to $3.1 million at September 30, 1994. In addition, there was an increase in interest rates earned on invested cash in 1995.

As discussed in Item 1 - Note 5, in 1995 the Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a $96,731 gain in the second quarter of 1995 as a result of this settlement. No such gain was recognized in 1994.

Expenses:

Total expenses increased by $334,135 and $621,708 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The increase was primarily due to an increase in depreciation and amortization and general and administrative expenses, as discussed below.

Depreciation and amortization increased by $99,648 and $224,252 for the three and nine month periods ended September 30, 1995, respectively, in relation to the comparable period in 1994. The increase was primarily due to the addition of depreciable capital improvements at the Partnership's properties, the majority being at Kellogg and Fidelity Federal office buildings.

Personnel costs increased by $8,878 and $67,258 for the three and nine months ended September 30, 1995, respectively, in relation to the comparable periods in 1994. The increase was due to the addition of maintenance technicians at Fidelity Plaza and Century Park office buildings. In addition, there was an increase in compensation paid to on-site employees at all of the properties in 1995.

For the three and nine months ended September 30, 1995, general and administrative expenses increased by $232,428 and $233,947, respectively. The increase was due to costs incurred by the Partnership in the third quarter of 1995 relating to evaluation and dissemination of information regarding an unsolicited tender offer as discussed in Item 5 - Other Information.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $1,829,651 of cash in the first nine months of 1995 as compared to $2,198,998 for the same period in 1994. The decrease in cash provided by operating activities in 1995 was mainly the result of an increase in cash paid for delinquent property taxes in 1995 on parcels of land adjacent to the Harbour Club I Apartments which were acquired by the Partnership in November 1994, as the result of a legal settlement.

The Partnership expended $1,221,365 and $1,414,808 for capital additions to its real estate investments in the first nine months of 1995 and 1994, respectively. The decrease in 1995 was mainly the result of the reduction of tenant improvements at Fidelity Plaza in 1995.

The Partnership distributed $400,207 to the limited partners in the nine months ended September 30, 1994. No distributions were paid in the nine months ended September 30, 1995.

Short-term liquidity:
--------------------

At September 30, 1995, the Partnership held cash and cash equivalents of $3,703,999. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

For the remainder of 1995, Partnership properties are expected to provide positive cash flow from operations after payment of debt service and capital improvements. Only one property, Harbour Club I Apartments, is encumbered with mortgage debt and another property, Fidelity Plaza, is encumbered with lease obligations. The Partnership has budgeted $2,398,000 for necessary capital improvements for all properties in 1995 which is expected to be funded from available cash reserves or from operations of the properties. An escrow account restricted to the funding of priority capital needs is held by the lender for Harbour Club I in the amount of $494,725, which is included in escrow deposits on the Balance Sheets. The present cash balance is believed to provide an adequate reserve for property operations.

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of September 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

                           PART II. OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS
------       -----------------

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The original petition also alleged causes of action against certain former officers and directors of the Partnership's original general partner for breach of fiduciary duty, fraud and conspiracy relating to the improper assessment and payment of certain administrative fees/expenses. On January 11, 1994 the allegations against the former officers and directors were dismissed.

The trial court granted summary judgment in favor of Ernst & Young and BDO Seidman on the fraud and negligence claims based on the statute of limitations. The Affiliated Partnerships appealed the summary judgment to the Dallas Court of Appeals. In August 1995, the appeals court upheld all of the summary judgments in favor of the defendants, except it overturned the summary judgment as to the fraud claim against Ernst & Young. Therefore, the plaintiffs will proceed to trial unless a reasonable settlement can be effected between the parties. The ultimate outcome of this litigation cannot be determined at this time.

2) High River Limited Partnership vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, McNeil Investors and Mr. and Mrs. McNeil requesting, among other things, names and addresses of the Partnership's limited partners. The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to High River tender offer materials on August 14, 1995.

On August 18, 1995, McNeil Partners, McNeil Investors, the Partnerships, and Mr. and Mrs. McNeil filed an Answer and Counterclaim. The Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

The High River tender offer expired on October 6, 1995. The Defendants believe that the action is moot and expect the matter to be dismissed shortly.

3) Martha Hess, et. al. v. Southmark Equity Partners II, Ltd. (presently known as McNeil Real Estate Fund XXV, L.P.), Southmark Income Investors, Ltd., Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd., and
Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated case no. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. The effect of the denial is that the Appellate Court's opinion remains standing. On June 15, 1994, the Appellate Court issued its mandate sending the case back to trial court.

In late January 1995, the plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February 1995, the plaintiffs filed a Motion for Class Certification.

In September 1995, the court granted the plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The ultimate outcome of this litigation cannot be determined at this time.

4) Robert Lewis vs. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, et al - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action). The plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd. The plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P. (the "Partnerships") as of August 4, 1995.

The plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert
A. McNeil, and other senior officers (collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships ("Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans,
(2) paying distributions to themselves and generating fees for their affiliates,
(3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for Partnership equity interests, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the Partnerships. The plaintiff also claims that the Defendants have breached the partnership agreements by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the Partnership assets for their own benefit instead of for the benefit of the Partnerships.

The Defendants deny that there is any merit to the plaintiff's allegations and intend to vigorously defend this action.

5) James F. Schofield, Gerald C. Gillett and Donna S. Gillett vs. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, et al, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint), United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint).

These are corporate/securities class and derivative actions brought in state and federal court by limited partners of each of the nine limited partnerships that are named as Nominal Defendants as listed above ("Partnerships"). The plaintiffs allege that defendants McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four of their senior officers and/or directors have breached their fiduciary duties. Specifically, the plaintiffs allege that the defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. The plaintiffs also allege that the defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. The plaintiffs further allege that the defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

The defendants deny that there is any merit to the plaintiffs' allegations and intend to vigorously defend these actions.

6) Alfred Napoletano vs. McNeil Partners,  L.P., McNeil Investors,  Inc., Robert
A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (class action complaint). The plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above ("Partnerships"). The plaintiff alleges that the Defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River Limited Partnership ("High River") tender offers (see Item 5 - Other Information), (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships, (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

The defendants deny that there is any merit to the plaintiff's allegations and intend to vigorously defend this action.

7) Warren Heller vs. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (class action complaint).

The plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above ("Partnerships"). The plaintiff alleges that the defendants have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships, (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

The defendants deny that there is any merit to the plaintiff's allegations and intend to vigorously defend this action.

8) High River Limited Partnership v. McNeil Partners L.P., McNeil Investors, Inc., Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ.
9488) (Second Action).

On November 7, 1995, High River commenced a second complaint which alleges, inter alia, that McNeil's Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that McNeil has wrongfully refused to admit High River as a limited partner to the Funds. Additionally, High River purports to assert claims derivatively on behalf of Funds IX, XI, XV, XXIV and XXV, for breach of contract and breach of fiduciary duty, asserting that McNeil has charged these Partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring McNeil to admit High River as a limited partner in each of the ten Partnerships and to transfer the tendered units of interest in the Partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the Partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the Partnerships; and attorneys' fees.

The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

ITEM 5.      OTHER INFORMATION
------       -----------------

As previously disclosed, on an unsolicited basis, High River, a partnership controlled by Carl Icahn, announced that it had commenced an offer to purchase 37,755,237 units of limited partnership interest in the Partnership (approximately 45% of the Partnership's units) at $0.24 per unit. The tender offer was originally due to expire on August 31, 1995. In connection therewith, the parties entered into certain negotiations and discussions regarding, among other things, possible transactions between the parties and their affiliates, McNeil Partners, L.P., McNeil Investors, Inc., and McREMI. On September 19, 1995, the parties having not reached any resolution on the terms of the proposed transactions, McNeil Partners, L.P. terminated the parties' discussion. High River had extended its offer several times until the final expiration date of October 6, 1995. On October 11, 1995 High River announced that based on preliminary information furnished by the depositary for the tender offer, approximately 4,259,342 limited partnership units of the Partnership were tendered and not withdrawn prior to the expiration of the tender offer. On October 12, 1995, McNeil Partners, L.P. announced that it would continue to explore potential avenues to enhance the value of the Partnership units, which may include, among other things, asset sales, refinancings of Partnership properties followed by distributions or tender offers for units of limited partnership. There can be no assurance that any such plans will develop or that any such transactions will be consummated.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
------     --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description

         4.                         Amended  and  Restated  Limited  Partnership Agreement dated March 26, 1992
                                    (incorporated by  reference  to the Current  Report of the registrant on
                                    Form 8-K dated March 26, 1992, as filed on April 9, 1992).

         4.1                        Amendment No. 1 to the Amended and Restated  Limited  Partnership  Agreement of
                                    McNeil Real Estate Fund XXV, L.P.  dated June 1995  (incorporated  by reference to the  Quarterly  Report of the  registrant  on form 10-Q for the period ended
                                    June 30, 1995, as filed on August 14, 1995).

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

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                       MCNEIL REAL ESTATE FUND XXV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND XXV, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner


     November 13, 1995                                  By:  /s/  Donald K. Reed
--------------------------------                           -------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



     November 13, 1995                                 By:  /s/  Robert C. Irvine
--------------------------------                          --------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



     November 13, 1995                                 By:  /s/  Carol A. Fahs
--------------------------------                          --------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
