Form 10-K405
period 1995-12-31
MCNEIL REAL ESTATE FUND XXV LP
filed 1996-04-01
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended          December 31, 1995
                               ------------------------------------------------

                                                        OR

[ ]  TRANSITION   REPORT   PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-15446


                        McNEIL REAL ESTATE FUND XXV, L.P.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                                33-0120335
- -------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


Registrant's telephone number, including area code     (214)  448-5800
                                                  -----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
- ----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: Limited partnership
- ----------------------------------------------------------  units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

83,887,326 of the registrant's 83,894,648 limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:         See Item 14, Page 38

                                TOTAL OF 40 PAGES

                                     PART I

ITEM 1.      BUSINESS
- ------       --------

ORGANIZATION
- ------------

McNeil Real Estate Fund XXV, L.P. (the "Partnership"), formerly known as Southmark Equity Partners II, Ltd., was organized on February 15, 1985 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 26, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 26, 1992, the general partner of the Partnership was Equity Partners (the "Original General Partner"), a Texas general partnership, which was formed by affiliates of Southmark Corporation ("Southmark"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

On December 23, 1985, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-746) and commenced a public offering for sale of $72,000,000 of limited partnership units ("Units"), with the general partner's right to increase the offering to $84,000,000. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on August 8, 1986 with 84,000,000 Units sold at one dollar each, or gross proceeds of $84,000,000 to the
Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-15446). Effective November 1, 1986, 50,000 Units were rescinded, and an additional 49,473 and 5,879 Units were rescinded in 1991 and 1995, respectively, leaving 83,894,648 Units outstanding at December 31, 1995.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
- --------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, the General Partner nor the Original General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Original General Partner, are being sold or liquidated for the benefit of creditors.

In accordance with Southmark's reorganization plan, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement on October 12, 1990, providing for, among other things, the transfer of control to McNeil or his affiliates of 34 limited partnerships (including the Partnership) in the Southmark portfolio.

On February 14, 1991, pursuant to the asset purchase agreement as amended on that date, McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, acquired the assets relating to the property management and partnership administrative business of Southmark and its affiliates and commenced management of the Partnership's properties pursuant to an assignment of the existing property management agreements from the Southmark affiliates.

On March 26, 1992, the limited partners approved a restructuring proposal that provided for (i) the replacement of the Original General Partner with a new general partner, McNeil Partners, L.P.; (ii) the adoption of the Amended Partnership Agreement which substantially alters the provisions of the original partnership agreement relating to, among other things, compensation, reimbursement of expenses and voting rights; (iii) the approval of an amended property management agreement with McREMI, the Partnership's property manager; and (iv) the approval to change the Partnership's name to McNeil Real Estate Fund XXV, L.P. Under the Amended Partnership Agreement, the Partnership began accruing an asset management fee, retroactive to February 14, 1991, which is payable to the General Partner. For a discussion of the methodology for calculating the asset management fee, see Item 13 Certain Relationships and Related Transactions. The proposals approved at the March 26, 1992 meeting were implemented as of that date.

Concurrent with the approval of the restructuring, the General Partner acquired from Southmark and its affiliates, for aggregate consideration of $29,065, the general partner interest of the Original General Partner. The General Partner and its affiliates own in the aggregate less than 1% of the Units.

Settlement of Claims:

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $73,122 in cash, and common and preferred stock in the reorganized Southmark which represents the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May 1995 for $23,609, which combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $96,731.

CURRENT OPERATIONS
- ------------------

General:

The Partnership is engaged in the ownership, operation and management of commercial office, retail and residential real estate. At December 31, 1995, the Partnership owned five income-producing properties as described in Item 2 - Properties.

The Partnership does not directly employ any personnel. The General Partner conducts the business of the Partnership directly and through its affiliates. The Partnership reimburses affiliates of the General Partner for such services rendered in accordance with the Amended Partnership Agreement. See Item 8 - Note 2 "Transactions With Affiliates."

The business of the Partnership to date has involved only one industry segment. See Item 8 - Financial Statements and Supplementary Data. The Partnership has no foreign operations. The business of the Partnership is not seasonal.

Business Plan:

The Partnership's anticipated plan of operations for 1996 is to preserve or increase the net operating income of its properties whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's properties. The General Partner is evaluating market and other economic conditions to determine the optimum time to commence an orderly liquidation of the Partnership's properties in accordance with the terms of the Amended Partnership Agreement. In conjunction therewith, the General Partner will continue to explore potential avenues to enhance the value of the Units in the Partnership, which may include, among other things, asset sales or refinancings of the Partnership's properties which may result in distributions to the limited partners. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incidental to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the
Partnership, including losses from operations and foreclosures of the Partnership's properties, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 2 - Properties for a discussion of the competitive conditions at each of the Partnership's properties.

Other Information:

The environmental laws of the Federal government and of certain state and local governments impose liability on current property owners for the clean-up of hazardous and toxic substances discharged on the property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. The Partnership could be subject to such liability in the event that it owns properties having such environmental problems. The Partnership has no knowledge of any pending claims or proceedings regarding such environmental problems.

In August 1995, High River Limited Partnership ("High River"), a Delaware limited partnership controlled by Carl C. Icahn, made an unsolicited tender offer (the "HR Offer") to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $.24 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the HR Offer made with respect to the Partnership and not tender their Units pursuant to the HR Offer. The HR Offer terminated, after numerous extensions, on October 6, 1995. The General Partner believes that as of February 29, 1996, High River has purchased approximately 6.33% of the outstanding Units pursuant to the HR Offer. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the HR Offer has been dismissed without prejudice.

ITEM 2.  PROPERTIES
- ------   ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1995. All of the buildings and the land on which they are located are owned by the Partnership in fee and are unencumbered by mortgage indebtedness, with the exception of Harbour Club I Apartments, which is subject to a first lien deed of trust as described more fully in Item 8 - Note 6
- - "Mortgage Note Payable" and Fidelity Plaza which is subject to four ground leases as described more fully in Item 8 - Note 5 - "Leases." See also Item 8 -
Note 4 - "Real Estate Investments" and Schedule III - Real Estate Investments and Accumulated Depreciation and Amortization. In the opinion of management, the properties are adequately covered by insurance.

                                                 Net Basis                            1995         Date
Property              Description               of Property        Debt          Property Taxes  Acquired
- --------              -----------                ---------       ---------           -------      -------
Century Park          Office Building
Las Vegas, NV         113,459 sq. ft.           $9,207,904      $        -          $ 68,923        5/86

Fidelity Plaza        Office Building
Long Beach, CA        123,872 sq. ft.            5,500,436               -            71,893       12/85

Harbour Club I        Apartments
Belleville, MI (1)    294 units                  6,598,793       7,381,507           140,889        6/86

Kellogg               Office Building
Littleton, CO         112,766 ft.                6,141,678               -           108,516       12/85

Northwest Plaza       Retail Center
Dayton, OH            443,551 sq. ft.           13,171,662               -           256,088        6/86
                                                ----------       ---------           -------
                                               $40,620,473      $7,381,507          $646,309
                                                ==========       =========           =======

- -----------------------------------------
Total:    Apartments  -  294 units
          Retail Center - 443,551 sq. ft.
          Office Buildings - 350,097 sq. ft.


(1) Harbour Club I Apartments is owned by Van Buren Associates Limited Partnership, which is wholly-owned by the Partnership and the General Partner.


The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:

                                         1995            1994            1993           1992          1991
                                        ------          ------          ------         ------        ------
Century Park
   Occupancy Rate............             95%             92%            81%            86%             83%
   Rent Per Square Foot......          $15.41          $15.21         $14.40         $14.59          $12.68

Fidelity Plaza
   Occupancy Rate............             79%             83%            76%            86%             82%
   Rent Per Square Foot......          $14.04          $14.79         $15.24         $17.70          $15.00

Harbour Club I
   Occupancy Rate............             91%             90%            90%            92%             89%
   Rent Per Square Foot......          $ 6.91          $ 6.39         $ 6.16         $ 5.96          $ 5.91

Kellogg
   Occupancy Rate............             99%             83%            99%            86%             93%
   Rent Per Square Foot......          $12.53          $13.38         $13.37         $11.62          $13.31

Northwest Plaza
   Occupancy Rate............             98%             97%            88%            94%             96%
   Rent Per Square Foot......          $ 4.59          $ 5.24         $ 5.31         $ 5.05          $ 5.38


Occupancy rate represents all units leased divided by the total number of units for residential properties and square footage leased divided by the total square footage for other properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive conditions:
- ----------------------

Century Park
- ------------

Century Park consists of twin two-story class "B" office buildings located in the heart of the East Flamingo Corridor in southeast Las Vegas. The area surrounding the building is abundant with commercial activity. A series of professional buildings line the busy thoroughfare.

The Las Vegas economy has continued to expand since the early 1980's. Commercial construction is struggling to keep pace with the widespread demand. Current market conditions are very favorable for landlords because of the strong demand and lack of space available. This environment has tenants competing for available space so very few concessions are offered. Development of new office space began toward the end of 1994 and Century Park is currently competing with existing class "B" buildings that lost tenants to the new buildings. The Partnership plans interior and exterior enhancements to the building, which should allow it to maintain occupancy at Century Park in 1996.

Fidelity Plaza
- --------------

Fidelity Plaza is a ten-story office building located in downtown Long Beach, California, on Ocean Boulevard, parallel to the Pacific Ocean. The area is a strong business mix of legal and maritime businesses due to its close proximity to the Ports of Long Beach and Los Angeles.

Due to depressed economic conditions in southern California, rental rates have fallen. Several competing buildings in the area completed extensive capital improvements in 1995. However, with extensive lobby and courtyard capital improvements completed in 1995, management expects occupancy at Fidelity Plaza to improve in 1996. The Partnership will need to upgrade the common areas on each floor to continue to compete in the market place. The Partnership expects decreased rental income and negative cash flow for the next three years due to lower rental rates and extensive capital and tenant improvements. In 1995, the Partnership has determined that the Partnership will not recover its costs over the estimated holding period of the asset; accordingly, a write-down for permanent impairment of $4,633,000 was recorded. See Item 7 - Financial Condition.

Harbour Club I
- --------------

Harbour Club I, located in Belleville, Michigan, was built in 1969 as a part of a four-phase apartment complex. The property offers a complete package of amenities including a golf course, clubhouse, exercise room, tanning beds, tennis courts, saunas, boat docks and launch, and playgrounds. The apartments located in this phase of the complex offer lake and golf course views. The Belleville market has significantly rebounded to an occupancy rate of 95% and the property's closest competitor has rental rates approximately $100 per month above Harbour Club I's rates. At December 31, 1995, Harbour Club I operated at an occupancy rate of 91% and has not increased rents for four years due to lack of capital improvements. Security concerns are prompting demands from tenants for improved lighting, limited access gates and fencing, as offered by competitors. During the past four years, management has limited capital expenditures which has significantly affected the property's ability to effectively compete in the marketplace. The Partnership plans to minimize capital improvements until a loan workout can be reached with the United States Department of Housing and Urban Development ("HUD"). See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Kellogg
- -------

Kellogg Building is located southwest of Denver and is the only high-rise office building in the Littleton area. The building is located within a mile of one of the strongest housing developments in the nation, with projected growth of over 100,000 residents expected over the next four years. The quality of lifestyle in Colorado is placing higher demands for professionals to work closer to home. Professionals are looking for nearby office space that replaces former downtown locations. There is one building under construction which is trying to pre-lease a 100,000 square foot office building, with occupancy scheduled for late 1997 or early 1998. However, since no official commitment has been received from any lender, development is not certain.

Rental rates are scheduled to increase for all tenants under signed lease agreements and rental rate increases are projected for any new or renewing tenants. The Partnership expects to maintain occupancy in the high 90% range throughout 1996.

Northwest Plaza
- ---------------

Northwest Plaza is a class "A" retail strip shopping center with three anchor tenants that occupy 75% of the total leasable area. The area has experienced increased criminal activity. However, management has increased security and is evaluating options to increase lighting in the parking areas.

In late 1993, an anchor tenant vacated and the space was re-leased at a lower rate. Another anchor tenant's lease was restructured to provide for lower rent based on sales volume, and the tenant declared bankruptcy in late 1995. Due to these factors, lower rental revenue was achieved in 1995. This decline in rental revenues is considered to be a temporary setback, and management has concluded that a permanent impairment has not occurred.

The property stands above the competition in occupancy and the Partnership expects to maintain occupancy in the high 90% range. Should the bankrupt tenant vacate, management expects that the property's strength in the market will allow it to re-lease the space.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1996 through 2005:

                             Number of                                 Annual                % of Gross
                            Expirations              Square Feet        Rent                 Annual Rent
                             ---------                 -------        --------               -----------
Century Park
- ------------
1996                             15                     28,743       $ 483,980                    24%
1997                             12                     19,640         338,018                    17%
1998                             12                     44,662         815,688                    41%
1999                              4                      4,925          79,291                     4%
2000                              4                      7,476         126,288                     6%
2001-2005                         -                          -               -                     -

Kellogg
- -------
1996                              8                     11,140         136,585                    10%
1997                             11                     20,797         256,955                    19%
1998                              9                     30,135         364,400                    27%
1999                              7                     20,491         264,259                    20%
2000                              3                     21,175         267,784                    20%
2001-2005                        -                          -                -                     -

Fidelity Federal Plaza
- ----------------------
1996                             17                     30,934         514,105                    27%
1997                             14                     16,331         258,997                    13%
1998                              8                     11,671         201,428                    10%
1999                              4                     10,075         167,044                     9%
2000                              3                     14,280         212,425                    11%
2001                              2                      6,000          77,040                     4%
2002                              -                          -               -                     -
2003                              1                      6,300          88,893                     5%
2004-2005                         -                          -               -                     -

Northwest Plaza
- ---------------
1996                              5                     17,592         120,788                     7%
1997                              6                     15,048         136,402                     8%
1998                              5                     17,667         146,101                     8%
1999                              5                     10,859         105,413                     6%
2000                              1                      1,200          14,952                     1%
2001                              1                      8,954          42,531                     2%
2002                              2                      5,393          24,642                     1%
2003                              2                      8,806          95,992                     5%
2004                              1                     24,358          73,100                     4%
2005                              1                      6,000          48,000                     3%

No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business                          Square Footage                                                Lease
   Use                                Leased                      Annual Rent                Expiration
- --------                             --------                       -------                   --------
Century Park
- ------------

   General Office                     11,640                       $237,456                     1998

Kellogg
- -------

   General Office                     14,522                       $181,525                     2000

Fidelity Federal Plaza
- ----------------------

   None

Northwest Plaza
- ---------------

   Department Store                  266,560                       $533,120                     2007


ITEM 3. LEGAL PROCEEDINGS
- ------  -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business except, for the following:

1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the Federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

4) Martha Hess, et al. v. Southmark Equity Partners II, Ltd. (presently known as McNeil Real Estate Fund XXV, L.P.), Southmark Income Investors, Ltd, Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated Case No. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. The effect of the denial is that the Appellate Court's opinion remains standing. On June 15, 1994, the Appellate Court issued its mandate sending the case back to trial court.

     In late January 1995, the plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February 1995, the plaintiffs filed a Motion for Class Certification. The amended cases against the defendant-group, and others, are proceeding under the caption George and Joy Kugler v. I.R.E. Real Estate Income Fund, Jerry and Barbara Neumann v. Southmark Equity Partners II, Richard and Theresa Bartoszewski v. Southmark Realty Partners III, and Edward and Rose Weskerna v. Southmark Realty Partners II.

     In September 1995, the court granted the plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. While the Partnership has objected to the Motion, the ultimate resolution of this litigation, which is expected to occur within one year, could result in a loss of up to $1.8 million in addition to related legal fees. No accrual has been recorded related to this litigation.

5) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P. (as defined in this Section 5, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 5, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) James F. Schofield, Gerald C. Gillett and Donna S. Gillett v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint).

     These are corporate/securities class and derivative actions brought in state and Federal court by limited partners of each of the nine (9) limited partnerships that are named as nominal defendants as listed above (as defined in this Section 6, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors (as defined in this Section 6, collectively, the "Defendants") have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

7)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint).

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 7, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 7, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

8) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint).

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 8, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 8, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

9) John and Christine Muccianti, et al. v. Southmark Equity Partners II, Ltd. (presently known as McNeil Real Estate Fund XXV, L.P.) and Southmark Investment Group, Inc. This case was consolidated with the Hess case as described above.


For a discussion of the Southmark bankruptcy, see Item 1 - Business.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------       ---------------------------------------------------

None.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
- ------       ------------------------------------------------------------
             RELATED SECURITY HOLDER MATTERS
             -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)     Title of Class                             Number of Record Unit Holders
        --------------                             -----------------------------

        Limited partnership units                  8,741 as of February 16, 1996

(C) No distributions were paid to limited partners in 1995. Cash distributions paid to limited partners totaled $400,207 in 1994 from cash from operations. No distributions have been paid to the General Partner. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies Distributions."

ITEM 6. SELECTED FINANCIAL DATA
- ------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

                                                              Years Ended December 31,
Statements of                        ---------------------------------------------------------------------------
Operations                               1995           1994            1993           1992             1991
- ------------------                   ------------   ------------   -------------   ------------     ------------
Rental revenue...............       $   8,783,408  $   9,110,749  $    9,041,611  $   9,005,516    $   8,774,208
Provision for loss on
   affiliate advance.........                   -              -               -        113,000                -
Write-down for permanent
   impairment of real estate.           4,633,000              -              -       1,341,133                -
Loss before extraordinar
   item......................          (5,943,886)      (531,497)       (183,926)    (2,442,529)        (214,032)
Extraordinary item...........                   -              -               -        224,839                -
Net loss.....................          (5,943,886)      (531,497)       (183,926)    (2,217,690)        (214,032)


Net loss per thousand
   limited partnership units:
   Loss before extraordinary

     item                           $      (70.14)   $     (6.27)   $      (2.17)   $     (28.82)  $       (2.52)
   Extraordinary item                           -              -               -            2.65               -
                                     ------------     ----------     -----------     -----------    ------------
   Net loss..................       $      (70.14)   $     (6.27)   $      (2.17)   $     (26.17)  $       (2.52)
                                     ============     ==========     ===========     ===========    ============

Distributions per thousand
limited partnership units....       $           -    $      4.77    $      17.80    $      18.50   $       30.00
                                     ============     ==========     ===========     ===========    ============



                                                              As of December 31,
                                     ---------------------------------------------------------------------------
Balance Sheets                           1995            1994            1993           1992            1991
- --------------                       ------------    -----------     -----------     ----------     ------------

Real estate investments, net...     $  40,620,473    $46,683,563    $ 47,668,916    $49,587,222    $  53,272,173
Total assets...................        47,723,941     53,432,562      54,109,784     55,641,482       59,819,253
Mortgage note payable..........         7,381,507      7,381,507       7,366,449      7,384,442        7,415,155
Partners' equity...............        37,464,982     43,408,868      44,340,572     46,017,924       49,787,770


ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ------       -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
- -------------------

The Partnership was formed to engage in the business of acquiring and operating income-producing real properties and holding the properties for investment. Since completion of its capital formation and property acquisition phases in 1986, when it completed the purchase of five properties, the Partnership has operated its properties for production of income. The Partnership's properties were adversely affected by competitive and overbuilt markets, resulting in lower levels of cash from operations. In 1989, the Partnership wrote down the carrying values of two of its office buildings to reflect a permanent decline in value. In 1992, the Partnership recorded a further write-down of one of its office buildings and also wrote down the carrying value of its apartment complex. As described below, the Partnership recorded a write-down of another of its office buildings in 1995. The Partnership continues to operate its portfolio of one apartment complex, three office buildings, and one shopping center.

Fidelity Plaza is a ten-story office building located in downtown Long Beach, California. The southern California area has experienced declining economic conditions over the past several years, and the Partnership has been monitoring conditions closely with the expectations that a rebound would occur. Several factors have led to the conclusion that the Partnership has sustained a permanent impairment in the net realizable value of the asset as follows: The Partnership had originally intended to hold the asset until such time as the real estate market in the area and the performance of the property improved to permit the Partnership to achieve its capital preservation and capital gains objectives. While conditions have improved in 1995, the estimated holding period of the asset has been reduced as it has become evident that economic factors will not allow for the Partnership to recover its costs over a reasonable period of time. Based upon projected cash flows over the reduced holding period, as well as an analysis of comparable office buildings in the Long Beach area, the Partnership has revised its estimated net realizable value of the property; and accordingly, a write-down for permanent impairment of $4,633,000 was recorded in 1995.

Harbour Club I Apartments has continued to experience financial difficulties. The cash flow from operations of the property has not been sufficient to fund necessary capital improvements and to make the required monthly debt service payments. Effective January 1, 1993, the Partnership ceased making regularly scheduled debt service and escrow payments. In lieu of the aforementioned payments, the Partnership is funding debt service with the excess cash flow of the property. The Partnership has been notified that the mortgage note payable is in default and that the servicing agent has assigned the mortgage to the United States Department of Housing and Urban Development ("HUD"). If the Partnership is unable to successfully cure the default, the mortgagee could declare the entire indebtedness due and proceed with foreclosure on the property or pursue other actions such as gaining control of the property or placing it in receivership. As of year end, no steps have been taken toward foreclosure.

RESULTS OF OPERATIONS
- ---------------------


1995 compared to 1994

Revenue:

Total revenues decreased by $198,214 in 1995 as compared to 1994. The decrease was due to a decrease in rental revenue, partially offset by an increase in interest income and a gain on legal settlement, as discussed below.

Rental revenue decreased by $327,341 in 1995 in relation to 1994. Rental revenue decreased by approximately $466,000 at Northwest Plaza Shopping Center as a result of a decline in revenue based on sales volume of tenants, mainly due to a bankruptcy filing by a major tenant. Rental revenue also decreased by approximately $64,000 at Fidelity Plaza Office Building due to a decrease in rental rates. These decreases were partially offset by an increase at Harbour Club I of approximately $142,000 due to a reduction in average vacancies and a decrease in discounts and concessions offered to tenants.

Interest income earned on short-term investments of cash and cash equivalents increased by $32,396 in 1995 as compared to 1994. The increase was due to greater average cash balances invested in these accounts during 1995. The Partnership held $4 million of cash and cash equivalents at December 31, 1995 as compared to $3.1 million at December 31, 1994. In addition, there was an increase in interest rates earned on invested cash in 1995.

As discussed in Item 1 - Business, in 1995 the Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a $96,731 gain in 1995 as a result of this settlement. No such gain was recognized in 1994.

Expenses:

Total expenses increased by $5,214,175 in 1995 as compared to 1994. The increase was primarily due to the Partnership recording a $4,633,000 write-down for permanent impairment of Fidelity Plaza Office Building to its estimated net realizable value (see Item 8 - Note 4 - "Real Estate Investments"), and to an increase in depreciation and amortization and general and administrative expenses, as discussed below.

Depreciation and amortization increased by $144,634 in 1995 in relation to 1994. The increase was primarily due to the addition of depreciable capital improvements at the Partnership's properties, the majority being at Kellogg and Fidelity Plaza office buildings and Northwest Plaza Shopping Center.

In 1995, general and administrative expenses increased by $266,852 in relation to 1994. The increase was due to costs incurred by the Partnership in 1995 relating to evaluation and dissemination of information regarding an unsolicited tender offer as discussed in Item 1 - Business and Item 3 - Legal Proceedings.

1994 compared to 1993

Revenue:

Total Partnership revenues decreased by $86,525 in 1994 as compared to 1993. The decrease was mainly due to the fact that the Partnership received a property tax refund and recorded a gain on sale of marketable securities in 1993. These decreases were partially offset by increases in rental revenue and interest income in 1994 as discussed below.

Rental revenue increased by $69,138 in 1994 in relation to 1993. Rental revenue increased by approximately $92,000 at Century Park Office Building due to an increase in occupancy and by approximately $62,000 at Harbour Club I Apartments due to an increase in rental rates. These increases were partially offset by decreases of approximately $55,000 and $33,000 at Fidelity Plaza Office Building and Northwest Plaza Shopping Center, respectively. The decrease at Fidelity Plaza was mainly due to a decrease in rental rates while the decrease at Northwest Plaza was due to a decline in revenue based on sales volume of tenants.

Interest income increased by $31,140 in 1994 as compared to the prior year. The increase was partially the result of higher interest rates earned on invested cash in 1994. In addition, there was more cash available for short-term investment in 1994 than in 1993. The Partnership held $2 million of cash and cash equivalents at the beginning of 1993 which increased to $2.8 million by the end of 1993. The Partnership held $3.1 million of cash and cash equivalents at the end of 1994.

In 1993, Harbour Club I Apartments received a $142,948 property tax refund as the result of an appeal filed on behalf of the property. No such income was recorded in 1994.

In 1993, the Partnership recognized a $43,855 gain on the sale of marketable securities as discussed in Item 8 - Note 8 - "Deferred Gain." No such gain was recognized in 1994.

Expenses:

Total expenses for 1994 increased by $261,046 as compared to 1993. The increase was primarily due to an increase in depreciation and amortization as discussed below.

Depreciation and amortization increased by $322,266 in 1994 in relation to 1993. The increase was mainly the result of the addition of depreciable tenant improvements in 1994, primarily at Century Park and Fidelity Plaza office buildings.

Property taxes decreased by $202,928 in 1994 as compared to 1993. The decrease was primarily due to a decrease in the assessed taxable value of Harbour Club I by taxing authorities as a result of an appeal filed on behalf of the property.

Personnel expenses increased by $79,641 in 1994 as compared to 1993. The increase was partially due to the addition of a maintenance technician at Northwest Plaza Shopping Center. In addition, there was an increase in workers' compensation insurance rates at Harbour Club I, Fidelity Plaza and Northwest Plaza.

Other property operating expenses increased by $101,625 in 1994 as compared to 1993. The increase was partially due to an increase in the amortization of leasing commissions in 1994, primarily at Century Park, which were paid in 1994 and 1993 in an effort to increase the property's occupancy. Also, due to the lack of capital expenditures made to maintain marketability, Harbour Club I Apartments has had difficulty attracting higher profile tenants. As a result, bad debt expense and professional fees related to eviction of tenants have increased. In addition, there was an overall increase in the cost of property liability insurance at all the properties.

General and administrative expenses decreased by $45,549 in 1994 as compared to 1993. The decrease was partially due to a decrease in legal expenses relating to a lawsuit against the officers and directors of the Original General Partner and against the Partnership's former auditors. In addition, there was a decrease in consulting and other professional fees paid in connection with the proposed workout of the Harbour Club I loan.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership generated $2,949,445 of cash through operating activities in 1995 as compared to $2,803,617 in 1994 and $3,110,664 in 1993. The increase in
1995 as compared to 1994 was the result of an increase in cash received from tenants resulting from increased rental revenues as discussed above, as well as a decrease in cash paid to suppliers due to the timing of the payment of invoices at the end of the year. Additionally, in 1995 the Partnership received $96,731 in connection with the settlement of the Southmark bankruptcy, as previously discussed. The decrease in 1994 as compared to 1993 was primarily the result of an increase in cash paid to suppliers due to the timing of the payment of invoices at the end of the year.

The Partnership expended $2,044,998, $2,015,525 and $1,089,882 on capital additions to its real estate investments in 1995, 1994 and 1993, respectively. In 1995, approximately $317,000 of improvements were made at Northwest Plaza Shopping Center for asbestos remediation. A greater amount of lobby and courtyard improvements were performed at Fidelity Plaza Office Building in 1994 as compared to 1993.

In 1993, the Partnership received $243,855 in proceeds from the sale of marketable securities received in connection with the modification of a tenant's lease at Kellogg Office Building.

The Partnership distributed $400,207 and $1,493,426 to the limited partners in 1994 and 1993, respectively. Distributions to the partners were reduced in 1994 and eliminated in 1995 due to the Partnership's anticipated cash needs for capital improvements and due to the uncertainties surrounding the lawsuit involving the sale of the Partnership's Units (see Item 3 - Legal Proceedings) and the default on the Harbour Club I mortgage loan.

Short-term liquidity:

At December 31, 1995, the Partnership held cash and cash equivalents of $3,987,381. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1996. Only one property, Harbour Club I Apartments, is encumbered with mortgage debt and another property, Fidelity Plaza is encumbered with lease obligations. The Partnership has budgeted $2,273,000 for necessary capital improvements for all properties in 1996, which are expected to be funded from available cash reserves or from operations of the properties. An escrow account restricted to the funding of priority capital needs is held by the lender for Harbour Club I in the amount of $376,096, which is included in escrow deposits on the Balance Sheets. However, since the loan is in default, draws from the escrow account for capital needs must be approved by the lender. The lender has agreed to reimburse the Partnership $273,200 from the escrow account for repairs that are scheduled to be completed in 1996.

Due to the Partnership's projected cash needs for capital improvements, the uncertain outcome of the lawsuit involving the sale of the Partnership's Units (see Item 3 - Legal Proceedings) and the default on the Harbour Club I mortgage loan, the Partnership does not anticipate making distributions to the limited partners in 1996. There can be no assurance as to when the Partnership will rebuild cash reserves judged adequate to resume distributions to the partners.

Additional efforts to maintain and improve Partnership liquidity have included continued attention to property management activities. The objective has been to obtain maximum occupancy rates while holding expenses to levels necessary to maximize cash flows. The Partnership has made capital expenditures on its properties where improvements were expected to increase the competitiveness and marketability of the properties.

Long-term liquidity:

While the outlook for maintenance of adequate levels of liquidity is favorable, should operations deteriorate and present cash resources be insufficient for current needs, the Partnership would require other sources of working capital. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on Partnership properties except where improvements are expected to increase the competitiveness and marketability of the properties, arranging financing from affiliates or the ultimate sale of the properties. Sales and refinancings are possibilities only, and there are at present no plans for any such sales or refinancings.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships, if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of December 31, 1995, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 26, 1997.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------       -------------------------------------------

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------

INDEX TO FINANCIAL STATEMENTS
- -----------------------------

Financial Statements:
   Report of Independent Public Accountants.......................................                       17

   Balance Sheets at December 31, 1995 and 1994...................................                       18

   Statements of Operations for each of the three years in the period
      ended December 31, 1995.....................................................                       19

   Statements of Partners' Equity (Deficit) for each of the three years in the
      period ended December 31, 1995..............................................                       20

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1995.....................................................                       21

   Notes to Financial Statements..................................................                       23

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated Depreciation
         and Amortization.........................................................                       33























All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXV, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXV, L.P. (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXV, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/  Arthur Andersen LLP


Dallas, Texas
   March 13, 1996

                        McNEIL REAL ESTATE FUND XXV, L.P.

                                 BALANCE SHEETS



                                                                                     December 31,
                                                                            ------------------------------
                                                                               1995                1994
                                                                            ----------          ----------
ASSETS
- ------

Real estate investments:
   Land.....................................................               $ 5,524,462         $ 5,524,462
   Buildings and improvements...............................                64,330,457          66,918,459
                                                                            ----------          ----------
                                                                            69,854,919          72,442,921
   Less:  Accumulated depreciation and amortization.........               (29,234,446)        (25,759,358)
                                                                            ----------          ----------
                                                                            40,620,473          46,683,563

Cash and cash equivalents...................................                 3,987,381           3,125,937
Cash segregated for security deposits.......................                   300,223             283,793
Note receivable.............................................                   344,225             344,225
Accounts receivable, net of allowance for doubtful
   accounts of $714,050 and $561,426 at
   December 31, 1995 and 1994, respectively.................                   802,426           1,169,888
Escrow deposits.............................................                   979,938           1,155,277
Deferred borrowing costs, net of accumulated
   amortization of $67,623 and $58,491 at
   December 31, 1995 and 1994, respectively.................                   251,127             260,259
Prepaid expenses and other assets...........................                   438,148             409,620
                                                                            ----------          ----------
                                                                           $47,723,941         $53,432,562
                                                                            ==========          ==========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- -----------------------------------------

Mortgage note payable.......................................               $ 7,381,507         $ 7,381,507
Accounts payable and accrued expenses.......................                   694,624             175,019
Accrued interest............................................                   686,502             554,342
Accrued property taxes......................................                   450,530             858,300
Payable to affiliates - General Partner.....................                    98,407              82,427
Land lease obligation.......................................                   277,132             320,135
Deferred gain...............................................                   344,225             348,340
Security deposits and deferred rental revenue...............                   326,032             303,624
                                                                            ----------          ----------
                                                                            10,258,959          10,023,694
                                                                            ----------          ----------

Partners' equity (deficit):
   Limited  partners  -  84,000,000   limited   partnership
     units  authorized; 83,894,648 and 83,900,527 limited
     partnership units issued and outstanding at
     December 31, 1995 and 1994, respectively...............                37,898,581          43,783,028
   General Partner..........................................                  (433,599)           (374,160)
                                                                            ----------          ----------
                                                                            37,464,982          43,408,868
                                                                            ----------          ----------
                                                                           $47,723,941         $53,432,562
                                                                            ==========          ==========





                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS


                                                               For the Years Ended December 31,
                                                        -----------------------------------------------
                                                          1995               1994                1993
                                                        ---------          ---------          ---------
Revenue:
   Rental revenue..........................            $8,783,408         $9,110,749         $9,041,611
   Interest................................               207,714            175,318            144,178
   Property tax refund.....................                     -                  -            142,948
   Gain on sale of marketable securities...                     -                  -             43,855
   Gain on legal settlement................                96,731                  -                  -
                                                        ---------          ---------          ---------
     Total revenue.........................             9,087,853          9,286,067          9,372,592
                                                        ---------          ---------          ---------

Expenses:
   Interest................................               826,447            829,172            838,839
   Depreciation and amortization...........             3,475,088          3,330,454          3,008,188
   Property taxes..........................               646,309            609,868            812,796
   Personnel expenses......................               712,901            653,002            573,361
   Repairs and maintenance.................             1,181,599          1,168,248          1,133,302
   Property management fees -
     affiliates............................               523,338            534,044            528,577
   Utilities...............................               832,683            825,605            856,997
   Other property operating expenses.......               876,510            852,211            750,586
   General and administrative..............               385,661            118,809            164,358
   General and administrative -
     affiliates............................               938,203            896,151            889,514
   Write-down for permanent impairment
     of real estate........................             4,633,000                  -                  -
                                                       ----------          ---------          ---------
     Total expenses........................            15,031,739          9,817,564          9,556,518
                                                       ----------          ---------          ---------

Net loss...................................           $(5,943,886)        $ (531,497)        $ (183,926)
                                                       ==========          =========          =========

Net loss allocable to limited partners.....           $(5,884,447)        $ (526,182)        $ (182,087)
Net loss allocable to General Partner......               (59,439)            (5,315)            (1,839)
                                                       ----------          ---------          ---------
Net loss...................................           $(5,943,886)        $ (531,497)        $ (183,926)
                                                       ==========          =========          =========

Net loss per weighted average
   thousand limited partnership
   units...................................           $    (70.14)        $    (6.27)        $    (2.17)
                                                       ==========          =========          =========

Distributions per weighted
   average thousand limited
   partnership units.......................           $         -         $     4.77         $    17.80
                                                       ==========          =========          =========












                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


              For the Years Ended December 31, 1995, 1994 and 1993



                                                                                                       Total
                                                        General                 Limited                Partners'
                                                        Partner                 Partners               Equity
                                                       ---------              ----------             ----------
Balance at December 31, 1992..............            $ (367,006)            $46,384,930            $46,017,924

Net loss..................................                (1,839)               (182,087)              (183,926)

Distributions.............................                     -              (1,493,426)            (1,493,426)
                                                       ---------              ----------             ----------

Balance at December 31, 1993..............              (368,845)             44,709,417             44,340,572

Net loss..................................                (5,315)               (526,182)              (531,497)

Distributions.............................                     -                (400,207)              (400,207)
                                                       ---------              ----------             ----------

Balance at December 31, 1994..............              (374,160)             43,783,028             43,408,868

Net loss                                                 (59,439)             (5,884,447)            (5,943,886)
                                                       ---------              ----------             ----------

Balance at December 31, 1995..............            $ (433,599)            $37,898,581            $37,464,982
                                                       =========              ==========             ==========


























                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents



                                                               For the Years Ended December 31,
                                                       ------------------------------------------------
                                                          1995               1994               1993
                                                       ----------         ----------         ----------
Cash flows from operating activities:
   Cash received from tenants..............           $ 9,129,170        $ 9,042,034        $ 9,163,132
   Cash paid to suppliers..................            (3,488,428)        (3,660,436)        (3,373,265)
   Cash paid to affiliates.................            (1,445,561)        (1,421,135)        (1,466,129)
   Interest received.......................               207,714            175,318            144,178
   Interest paid...........................              (685,155)          (578,964)          (582,822)
   Property taxes paid and escrowed........              (865,026)          (753,200)          (774,430)
   Cash received from legal settlement.....                96,731                  -                  -
                                                       ----------         ----------         ----------
Net cash provided by operating
   activities..............................             2,949,445          2,803,617          3,110,664
                                                       ----------         ----------         ----------

Cash flows from investing activities:
   Additions to real estate
     investments...........................            (2,044,998)        (2,015,525)        (1,089,882)
   Proceeds from sale of marketable
     securities............................                     -                  -            243,855
                                                       ----------         ----------         ----------
Net cash used in investing activities......            (2,044,998)        (2,015,525)          (846,027)
                                                       ----------         ----------         ----------

Cash flows from financing activities:
   Principal payments on mortgage
     note payable..........................                     -                  -            (17,993)
   Reinstatement of mortgage principal.....                     -             15,058                  -
   Payments on capitalized land
     lease obligation......................               (43,003)           (36,893)           (33,342)
   Distributions paid......................                     -           (400,207)        (1,493,426)
                                                       ----------         ----------         ----------
Net cash used in financing activities......               (43,003)          (422,042)        (1,544,761)
                                                       ----------         ----------         ----------

Net increase in cash and
   cash equivalents........................               861,444            366,050            719,876

Cash and cash equivalents at
   beginning of year.......................             3,125,937          2,759,887          2,040,011
                                                       ----------         ----------         ----------

Cash and cash equivalents at end
   of year.................................           $ 3,987,381        $ 3,125,937        $ 2,759,887
                                                       ==========         ==========         ==========



See discussion of noncash investing and financing activites in Note 4 - "Real Estate Investments" and Note 8 "Deferred Gain."





                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS


               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                For the Years Ended December 31,
                                                       ------------------------------------------------
                                                          1995               1994               1993
                                                       ----------          ---------          ---------
Net loss...................................           $(5,943,886)        $ (531,497)        $ (183,926)
                                                       ----------          ---------          ---------

Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Depreciation and amortization...........             3,475,088          3,330,454          3,008,188
   Amortization of deferred borrowing
     costs.................................                 9,132              9,132              9,131
   Amortization of deferred gain...........                (4,115)           (60,062)          (193,325)
   Allowance for doubtful accounts.........               152,624             48,242              7,134
   Gain on sale of marketable securities...                     -                  -            (43,855)
   Write-down for permanent impairment
     of real estate........................             4,633,000                  -                  -
   Changes in assets and liabilities:
     Cash segregated for security deposits.               (16,430)           (32,920)            (1,321)
     Note receivable.......................                     -             67,316             79,723
     Accounts receivable...................               214,838            (37,793)            84,926

     Escrow deposits.......................               175,339             20,200            (68,638)
     Prepaid expenses and other
       assets..............................               (28,528)           (16,258)            22,313
     Accounts payable and accrued
       expenses............................               519,605           (207,123)           212,070
     Accrued interest......................               132,160            241,076            246,886
     Accrued property taxes................              (407,770)           (45,345)           (43,706)
     Payable to affiliates - General
       Partner.............................                15,980              9,060            (48,038)
     Security deposits and deferred
       rental revenue......................                22,408              9,135             23,102
                                                        ---------          ---------          ---------

         Total adjustments.................             8,893,331          3,335,114          3,294,590
                                                        ---------          ---------          ---------

Net cash provided by operating
   activities..............................            $2,949,445         $2,803,617         $3,110,664
                                                        =========          =========          =========











                See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ------   -----------------------------------------------------------

Organization
- ------------

McNeil Real Estate Fund XXV, L.P. (the "Partnership"), formerly known as Southmark Equity Partners II, Ltd., was organized on February 15, 1985 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The General Partner was elected at a meeting of limited partners on March 26, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 26, 1992, the general partner of the Partnership was Equity Partners (the "Original General Partner"), a Texas general partnership, which was formed by affiliates of Southmark Corporation. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

The Partnership is engaged in diversified real estate activities including the ownership, operation and management of commercial office, retail and residential real estate. At December 31, 1995, the Partnership owned five income-producing properties as described in Note 4 - Real Estate Investments.

Basis of Presentation
- ---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership's financial statements include the accounts of Van Buren Associates Limited Partnership ("Van Buren"), a single asset limited partnership formed to accommodate the refinancing of Harbour Club I Apartments. The Partnership is the general partner of Van Buren, and holds a 99.99% interest in Van Buren. The Partnership exercises effective control of Van Buren. The minority interest is not presented as it is both negative and immaterial.

Real Estate Investments
- -----------------------

Real estate investments are generally stated at the lower of cost or net realizable value. Real estate investments are monitored on an ongoing basis to determine if the property has sustained a permanent impairment in value. At such time, a write-down is recorded to reduce the basis of the property to its net realizable value. A permanent impairment is determined to have occurred when a decline in property value is considered to be other than temporary based upon management's expectations with respect to projected cash flows and prevailing economic conditions.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership has not adopted the principles of this statement within the accompanying financial statements; however, it is not anticipated that adoption will have a material effect on the carrying value of the Partnership's long-lived assets.

Depreciation and Amortization
- -----------------------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 25 years. Tenant improvements are capitalized and are amortized over the terms of the related tenant lease, using the straight-line method.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents include cash on hand and cash on deposit in financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Escrow Deposits
- ---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of its mortgage indebtedness agreement. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and/or property replacements. Carrying amounts for escrow deposits approximate fair value.

Deferred Borrowing Costs
- ------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using a method that approximates the effective interest method over the term of the related mortgage note payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Rental Revenue
- --------------

The Partnership leases its residential property under short-term operating leases. Lease terms generally are less than one year in duration. Rental revenue is recognized as earned.

The Partnership leases its commercial properties under non-cancelable operating leases. Certain leases provide concessions and/or periods of escalating or free rent. Rental revenue is recognized on a straight-line basis over the life of the related leases. The excess of the rental revenue recognized over the contractual rental payments is recorded as accrued rent receivable and is included in accounts receivable on the Balance Sheets.

Income Taxes
- ------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
- -------------------------------------

The Amended Partnership Agreement generally provides that net income and net loss (other than net income arising from sales or refinancing) shall be allocated 1% to the General Partner and 99% to the limited partners.

For financial statement purposes, net income arising from sales or refinancing shall be allocated 1% to the General Partner and 99% to the limited partners.

For tax reporting purposes, net income arising from sales or refinancing shall be allocated as follows: (a) first, amounts of such net income shall be allocated among the General Partner and limited partners in proportion to, and to the extent of, the portion of such partners' share of the net decrease in Partnership Minimum Gain determined under Treasury Regulations, (b) second, to the General Partner and limited partners in proportion to, and to the extent of, the amount by which their respective capital account balances are negative by more than their respective remaining shares of the Partnership's Minimum Gain attributable to properties still owned by the Partnership and (c) third, 1% of such net income shall be allocated to the General Partner and 99% of such net income shall be allocated to the limited partners.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1995, 1994 and 1993 have been made in accordance with these provisions.

Distributions
- -------------

At the discretion of the General Partner, distributable cash (other than cash from sales or refinancing) shall be distributed 100% to the limited partners, with such distributions first paying the limited partners' Priority Return and then to all limited partners on a per limited partnership unit ("Unit") basis. At the discretion of the General Partner, the limited partners will receive 100% of distributable cash from sales or refinancing with such distributions first paying the limited partners Priority Return, then repayment of Original Invested Capital, and of the remainder, to the limited partners on a per Unit basis. The limited partners' Priority Returns represent a 9.25% cumulative return on their Adjusted Invested Capital balance, as defined.

In connection with a Terminating Disposition, as defined, cash from sales or refinancing and any remaining reserves shall be allocated among, and distributed to, the General Partner and limited partners in proportion to, and to the extent of, their positive capital account balances after the net income has been allocated pursuant to the above.

The Partnership distributed $400,207 and $1,493,426 of cash from operations to the limited partners during 1994 and 1993, respectively. No distributions were paid to the limited partners in 1995 and no distributions have been paid to the General Partner.

Net Loss Per Thousand Limited Partnership Units
- -----------------------------------------------

Net loss per thousand limited partnership units is computed by dividing net loss allocated to the limited partners by the weighted average number of Units outstanding expressed in thousands. Per thousand Unit information has been computed based on 83,895, 83,901 and 83,901 weighted average thousand Units outstanding in 1995, 1994 and 1993, respectively.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
- ------   ----------------------------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its residential property and 6% of gross rental receipts for commercial properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for its residential properties. McREMI may also choose to provide leasing services for the Partnership's commercial properties, in which case McREMI will receive property management fees from such commercial properties equal to 3% of the property's gross rental receipts plus leasing commissions based on the prevailing market rate for such services where the property is located.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

Under the terms of the Amended Partnership Agreement, the Partnership is paying an asset management fee to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential properties and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                For the Years Ended December 31,
                                                          ---------------------------------------------
                                                           1995               1994               1993
                                                         --------           --------           --------
Property management fees - affiliates .....            $  523,338         $  534,044         $  528,577
Charged to general and
   administrative - affiliates:
   Partnership administration..............               290,839            269,869            256,131
   Asset management fee....................               647,364            626,282            633,383
                                                        ---------          ---------          ---------
                                                       $1,461,541         $1,430,195         $1,418,091
                                                        =========          =========          =========


Payable to affiliates - General Partner at December 31, 1995 and 1994 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

In May 1992, the Partnership advanced $113,000 to an affiliate of the General Partner which owns a phase in a multi-phased property which includes the Partnership's Harbour Club I Apartments. This advance, which was unsecured and due on demand, accrued interest at a rate equal to the prime lending rate of Bank of America on the date of demand plus 1%. In 1995, the debt was dismissed in the borrowing affiliate's bankruptcy proceeding. Accordingly, the advance and related accrued interest, which were fully reserved for, were written off in 1995.

NOTE 3 - TAXABLE INCOME
- ------   --------------

McNeil Real Estate Fund XXV, L.P. is a partnership and is not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $21,873,312 in 1995, $16,552,291 in 1994 and $16,426,414 in 1993.

NOTE 4 - REAL ESTATE INVESTMENTS
- ------   -----------------------

The basis and accumulated depreciation of the Partnership's real estate investments at December 31, 1995 and 1994 are set forth in the following tables:

                                                                          Accumulated
                                                      Buildings and       Depreciation          Net Book
       1995                           Land            Improvements      and Amortization          Value
       ----                         ---------          ----------          ----------           ---------
Century Park
   Las Vegas, NV                   $1,439,077         $14,499,831        $ (6,731,004)         $9,207,904
Fidelity Plaza
   Long Beach, CA                     553,946          12,094,420          (7,147,930)          5,500,436
Harbour Club I
   Belleville, MI                   1,069,513           9,005,791          (3,476,511)          6,598,793
Kellogg Office Building
   Littleton, CO                    1,142,889           9,814,830          (4,816,041)          6,141,678
Northwest Plaza
   Dayton, OH                       1,319,037          18,915,585          (7,062,960)         13,171,662
                                    ---------          ----------         -----------          ----------
                                   $5,524,462         $64,330,457        $(29,234,446)        $40,620,473
                                    =========          ==========         ===========          ==========


                                                                          Accumulated
                                                      Buildings and       Depreciation          Net Book
       1994                           Land            Improvements      and Amortization          Value
       ----                         ---------          ----------         -----------           ---------

Century Park                       $1,439,077         $14,178,895        $ (5,977,437)        $ 9,640,535
Fidelity Plaza                        553,946          16,047,622          (6,147,635)         10,453,933
Harbour Club I                      1,069,513           8,852,626          (3,072,712)          6,849,427
Kellogg Office Building             1,142,889           9,496,890          (4,338,813)          6,300,966
Northwest Plaza                     1,319,037          18,342,426          (6,222,761)         13,438,702
                                    ---------          ----------         -----------          ----------
                                   $5,524,462         $66,918,459        $(25,759,358)        $46,683,563
                                    =========          ==========         ===========          ==========



Fidelity Plaza is a ten-story office building located in downtown Long Beach, California. The southern California area has experienced declining economic conditions over the past several years, and the Partnership has been monitoring conditions closely with the expectations that a rebound would occur. Several factors have led to the conclusion that the Partnership has sustained a permanent impairment in the net realizable value of the asset as follows: The Partnership had originally intended to hold the asset until such time as the real estate market in the area and the performance of the property improved to permit the Partnership to achieve its capital preservation and capital gains objectives. While conditions have improved in 1995, the estimated holding period of the asset has been reduced as it has become evident that economic factors will not allow for the Partnership to recover its costs over a reasonable period of time. Based upon projected cash flows over the reduced holding period, as well as an analysis of comparable office buildings in the Long Beach area, the Partnership has revised its estimated net realizable value of the property; and accordingly, a write-down for permanent impairment of $4,633,000 was recorded in 1995.

Harbour Club I is part of a four-phase apartment complex located in Belleville, Michigan. Phases II and III of the complex are also owned by partnerships in which McNeil Partners, L.P. is the general partner, while Phase IV is owned by University Real Estate Fund 12, Ltd. ("UREF 12"), whose general partner is an affiliate of Southmark. McREMI had been managing all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. The Partnership had previously applied for an additional loan from the United States Department of Housing and Urban Development ("HUD") for a significant capital improvement program that is essential to the operation of the property. During 1993, this loan was denied and management is developing an alternative plan for funding necessary capital improvements.

In November 1994, the Partnership settled a lawsuit concerning a golf course and driving range associated with Harbour Club I Apartments. Under the settlement, the Partnership received not only the golf course and driving range, but also two adjacent parcels that the Harbour Club tenants are using for a playground and boat storage area. The Partnership agreed to accept such transfer subject to the outstanding delinquent property taxes of $329,576. The land was recorded at the amount of the outstanding property taxes.

The Partnership leases its commercial properties under non-cancelable operating leases. Future minimum rents to be received as of December 31, 1995 are as follows:

                  1996....................................       $  5,815,000
                  1997....................................          4,777,000
                  1998....................................          3,524,000
                  1999....................................          2,325,000
                  2000....................................          1,579,000
                  Thereafter..............................          6,328,000
                                                                   ----------
                    Total                                         $24,348,000

Future minimum rentals do not include contingent rentals based on sales volume of tenants. Contingent rentals amounted to $0, $485,412 and $630,936 for the years ended December 31, 1995, 1994 and 1993, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes and other expenses. These expense reimbursements amounted to $320,960, $339,690 and $252,848 for the years ended December 31, 1995, 1994 and 1993, respectively.

Harbour Club I Apartments is encumbered by mortgage indebtedness as discussed in
Note 6 - "Mortgage Note Payable." Fidelity Plaza is subject to four ground leases as discussed in Note 5 - "Leases."

NOTE 5 - LEASES
- ------   ------

The Partnership leases the land on which Fidelity Plaza is located under four ground leases (one capital lease and three noncancelable operating leases). At December 31, 1995, minimum rental payments under such leases were as follows.

                                                    Capital       Operating
                                                     Lease          Leases
                                                    -------       ----------
         1996...............................       $103,563      $   202,854
         1997...............................        103,538          204,396
         1998...............................        103,538          204,396
         1999...............................        103,538          204,396
         2000...............................         94,910          204,396
         Thereafter.........................              -       12,056,756
                                                    -------       ----------
         Total minimum payments due.........       $509,087      $13,077,194

         Less amount representing
           interest.........................       (231,955)
                                                    -------

         Present value of land lease
           obligation.......................       $277,132
                                                    =======

Monthly payments are required under the terms of the leases. The capital lease expires in December 2000. The largest operating lease expires in December 2065, while the other two operating leases expire in June and August 2021.

Land recorded under the capital lease totaled $553,946 at December 31, 1995, 1994 and 1993. The lease contains an option to purchase the land for $1 in 2001.

Ground lease expense of $201,544, $200,694 and $196,473 relating to the three operating leases is included in the Statements of Operations with other property operating expenses for the years ended December 31, 1995, 1994 and 1993, respectively.

The ground leases contain certain provisions that may give the lessor the right to terminate the leases as a result of the March 1992 restructuring of the Partnership. The Original General Partner requested that the lessors waive their right to terminate the leasehold. The lessors may require the payment of fees as a condition to granting such waiver. If the waivers are not obtained, the leases could be terminated. However, management believes the likelihood of this outcome is remote.

NOTE 6 - MORTGAGE NOTE PAYABLE
- ------   ---------------------

The following sets forth the mortgage note payable of the Partnership at December 31, 1995 and 1994. The mortgage note payable is secured by the related real estate investment.

                         Mortgage         Annual             Monthly                     December 31,
                         Lien             Interest          Payments/           ---------------------------
Property                 Position        (a)Rate %          Maturity                1995             1994
- --------                 ---------       ---------        -------------         ------------      ---------
Harbour Club I           First            10.25          $   (b)  06/23        $   7,381,507     $7,381,507
                                                                                ============      =========


(a)     The debt is non-recourse to the Partnership.

(b) Effective January 1, 1993, the Partnership ceased making regularly scheduled debt service and escrow payments. In lieu of the aforementioned payments, the Partnership is funding debt service with the excess cash flow of the property. The Partnership has been notified that the mortgage note payable is in default and that the servicing agent has assigned the mortgage to HUD. If the Partnership is unable to successfully cure the default, the mortgagee could declare the entire indebtedness due and proceed with foreclosure on the property or pursue other actions such as gaining control of the property or placing it in receivership.

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $9,018,000 at December 31, 1995.

NOTE 7 - ACCOUNTS RECEIVABLE
- ------   -------------------

The accounts receivable balance includes amounts due from tenants for base rent, common area maintenance, percentage rents and other miscellaneous amounts. In addition, accounts receivable includes amounts relating to rental guarantees from the seller of Century Park Office Building of approximately $470,000 at December 31, 1995 and 1994. The allowance for doubtful accounts primarily consists of amounts for those rental guarantee payments which are not expected to be collected.

NOTE 8 - DEFERRED GAIN
- ------   -------------

In October 1992, the Partnership agreed to restructure a lease with a major tenant of Kellogg Office Building. Under the terms of the restructuring, the tenant relinquished approximately 20,000 square feet of office space, of which approximately 10,000 square feet was subleased to another tenant, and retained existing space at a reduced rate. In connection with the restructuring, the tenant signed a promissory note in the amount of $500,000 secured by an interest in a coal mine, assigned an interest in a sublease with a third party, and transferred 50,000 shares of Confertech International, Inc. common stock to the Partnership. In 1992, the Partnership recorded a deferred gain of $628,938 as a result of this transaction. In 1993, the Partnership sold all 50,000 shares of the stock for $243,855 and recognized a $43,855 gain on sale of marketable securities. The Partnership also recognized the portion of the deferred gain that related to the common stock. The portion of the deferred gain that relates to the promissory note is being amortized as payments on the note are received. The recognition of deferred gain of $64,158 in 1994 and $191,936 in 1993 is included in rental revenue on the Statements of Operations. No deferred gain was recognized in 1995 since no payments were received on the promissory note. The note receivable is currently in default and management has commenced collection efforts.

NOTE 9 - LEGAL PROCEEDINGS
- ------   -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:


1) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil (L95012) - High River ("HR") filed this action in the United States District Court for the Southern District of New York against McNeil Partners, L.P., McNeil Investors, Inc. and Mr. and Mrs. McNeil (as defined in this Section 1, collectively, the "Defendants") requesting, among other things, names and addresses of the limited partners in the partnerships referenced above (as defined in this Section 1, the "Partnerships"). The District Court issued a preliminary injunction against the Partnerships requiring them to commence mailing materials relating to the HR tender offer on August 14, 1995.

     On August 18, 1995, the Defendants  filed an Answer and  Counterclaim.  The
     Counterclaim principally asserts (1) the HR tender offers have been undertaken in violation of the Federal securities laws, on the basis of material, non-public, and confidential information, and (2) that the HR offer documents omit and/or misrepresent certain material information about the HR tender offers. The Counterclaim seeks a preliminary and permanent injunction against the continuation of the HR tender offers and, alternatively, ordering corrective disclosure with respect to allegedly false and misleading statements contained in the tender offer documents.

     This action was dismissed without prejudice in November 1995.

2) High River Limited Partnership v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Pacific Investors 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., Robert A. McNeil and Carole J. McNeil - United States District Court for the Southern District of New York, (Case No. 95 Civ. 9488) (Second Action).

     On November 7, 1995, High River filed a second complaint with the District Court which alleges, inter alia, that McNeil Partners, L.P.'s (the "General Partner") Schedule 14D-9 filed in connection with the High River tender offers was materially false and misleading, in violation of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, 15 U.S.C. Section 78n(d) and (e), and the SEC Regulations promulgated thereunder; and that High River further alleges that the General Partner has wrongfully refused to admit High River as a limited partner to the ten partnerships referenced above. Additionally, High River purports to assert claims derivatively on behalf of McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P., for breach of contract and breach of fiduciary duty, asserting that the General Partner has charged these partnerships excessive fees. High River's complaint seeks, inter alia, preliminary injunctive relief requiring the General Partner to admit High River as a limited partner in each of the ten partnerships referenced above and to transfer the tendered units of interest in the partnerships to High River; an unspecified award of damages payable to High River and an additional unspecified award of damages payable to certain of the partnerships; an order that defendants must discharge their fiduciary duties and must account for all fees they have received from certain of the partnerships; and attorneys' fees.

     On January 31, 1996, this action was dismissed without prejudice.

3) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

4) Martha Hess, et al. v. Southmark Equity Partners II, Ltd. (presently known as McNeil Real Estate Fund XXV, L.P.), Southmark Income Investors, Ltd, Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated Case No. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. The effect of the denial is that the Appellate Court's opinion remains standing. On June 15, 1994, the Appellate Court issued its mandate sending the case back to trial court.

     In late January 1995, the plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February 1995, the plaintiffs filed a Motion for Class Certification. The amended cases against the defendant-group, and others, are proceeding under the caption George and Joy Kugler v. I.R.E. Real Estate Income Fund, Jerry and Barbara Neumann v. Southmark Equity Partners II, Richard and Theresa Bartoszewski v. Southmark Realty Partners III, and Edward and Rose Weskerna v. Southmark Realty Partners II.

     In September 1995, the court granted the plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. While the Partnership has objected to the Motion, the ultimate resolution of this litigation, which is expected to occur within one year, could result in a loss of up to $1.8 million in addition to related legal fees. No accrual has been recorded related to this litigation.

5) Robert Lewis v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     Plaintiff brings this action on his own behalf and as a class action on behalf of the class of all limited partners of McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P. and McNeil Real Estate Fund XXV, L.P. (as defined in this Section 3, the "Partnerships") as of August 4, 1995.

     Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 5, collectively, the "Defendants") breached their fiduciary duties by, among other things, (1) failing to attempt to sell the properties owned by the Partnerships (as defined in this Section 5, the "Properties") and extending the lives of the Partnerships indefinitely, contrary to the Partnerships' business plans, (2) paying distributions to themselves and generating fees for their affiliates, (3) refusing to make significant distributions to the class members, despite the fact that the Partnerships have positive cash flows and substantial cash balances, and (4) failing to take steps to create an auction market for equity interests of the Partnerships, despite the fact that a third party bidder filed tender offers for approximately forty-five percent (45%) of the outstanding units of each of the
     Partnerships. Plaintiff also claims that Defendants have breached the partnership agreements of the Partnerships by failing to take steps to liquidate the Properties and by their alteration of the Partnerships' primary purposes, their acts in contravention of these agreements, and their use of the assets of the Partnerships for their own benefit instead of for the benefit of the Partnerships.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

6) James F. Schofield, Gerald C. Gillett and Donna S. Gillett v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint) and United States District Court, Southern District of New York, Case No. 95CIV.6711 (Class and Derivative Action Complaint).

     These are corporate/securities class and derivative actions brought in state and Federal court by limited partners of each of the nine (9) limited partnerships that are named as nominal defendants as listed above (as defined in this Section 6, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and four (4) of their senior officers and/or directors (as defined in this Section 6, collectively, the "Defendants") have breached their fiduciary duties. Specifically, Plaintiffs allege that Defendants have caused the Partnerships to enter into several wasteful transactions that have no business purpose or benefit to the Partnerships and which have rendered such units highly illiquid and artificially depressed the prices that are available for units on the limited resale market. Plaintiffs also allege that Defendants have engaged in a course of conduct to prevent the acquisition of units by Carl Icahn by disseminating false, misleading and inadequate information. Plaintiffs further allege that Defendants have acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders and, thereby, have breached the partnership agreements.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend these actions.

7)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint).

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 7, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 7, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

8) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint).

     Plaintiff brings this class action on behalf of a class of all persons and entities who are current owners of units and/or are limited partners in one or more of the partnerships referenced above (as defined in this Section 8, the "Partnerships"). Plaintiff alleges that McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil and other senior officers (as defined in this Section 8, collectively, the "Defendants") have breached their fiduciary duties to the class members by, among other things, (1) taking steps to prevent the consummation of the High River tender offers, (2) failing to take steps to maximize unitholders' or limited partners' values, including failure to liquidate the properties owned by the Partnerships,
     (3) managing the Partnerships so as to extend indefinitely the present fee arrangements, and (4) paying itself and entities owned and controlled by the general partner excessive fees and reimbursements of general and administrative expenses.

     The Defendants deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

9) John and Christine Muccianti, et al. v. Southmark Equity Partners II, Ltd. (presently known as McNeil Real Estate Fund XXV, L.P.) and Southmark Investment Group, Inc. This case was consolidated with the Hess case as described above.

NOTE 10 - GAIN ON LEGAL SETTLEMENT
- -------   ------------------------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $73,122 in cash, and common and preferred stock in the reorganized Southmark which represents the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May 1995 for $23,609, which combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $96,731.

                        McNEIL REAL ESTATE FUND XXV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995


                                                         Initial Cost (b)           Cumulative           Costs
                                                  ---------------------------       Write-down        Capitalized
                               Related (b)                       Buildings and     and Permanent       Subsequent
Description                   Encumbrances          Land          Improvements      Impairment       To Acquisition
- -----------                     ---------         ---------        ----------       ----------         ---------
APARTMENTS:

Harbour Club I
   Belleville, MI              $7,381,507        $  763,364       $ 8,792,575      $   (338,092)       $  857,457

OFFICE BUILDINGS:

Century Park
   Las Vegas, NV                        -         1,549,077        12,537,373        (1,000,000)        2,852,458

Fidelity Plaza
   Long Beach, CA                 277,132           541,239        13,172,687        (4,633,000)        3,567,440

Kellogg Office Building
   Littleton, CO                        -         1,743,070        12,804,735        (5,003,041)        1,412,955

RETAIL CENTER

Northwest Plaza
   Dayton, OH                           -         1,319,037        17,528,258                 -         1,387,327
                                ---------         ---------        ----------        ----------        ----------
                               $7,658,639        $5,915,787       $64,835,628      $(10,974,133)      $10,077,637
                                =========         =========        ==========       ===========        ==========
























                    See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995

                                                 Gross Amount at
                                         Which Carried at Close of Period
                               ---------------------------------------------------      Accumulated
                                                  Buildings and                         Depreciation
Description                        Land            Improvements       Total (a)       and Amortization
- -----------                    -------------      -------------    ---------------     --------------
Apartments:

Harbour Club I
   Belleville, MI             $    1,069,513     $    9,005,791   $     10,075,304    $   (3,476,511)

OFFICE BUILDINGS

Century Park
   Las Vegas, NV                   1,439,077         14,499,831         15,938,908        (6,731,004)

Fidelity Plaza
   Long Beach, CA                    553,946         12,094,420         12,648,366        (7,147,930)

Kellogg Office Building
   Littleton, CO                   1,412,889          9,814,830         10,957,719        (4,816,041)

RETAIL CENTER

Northwest Plaza
   Dayton, OH                      1,319,037         18,915,585         20,234,622        (7,062,960)
                              --------------      -------------     --------------      ------------
                             $     5,524,462     $   64,330,457    $    69,854,919     $ (29,234,446)
                              ==============      =============     ==============      ============


(a) For Federal Income tax purposes, the properties are depreciated over lives ranging from 15-25 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $80,718,449 and accumulated depreciation was $29,884,217 at December 31, 1995.

(b) The carrying values of Century Park and Kellogg Office Building were reduced by $1,000,000 and $4,000,000, respectively, in 1989. In 1992, the carrying value of Kellogg Office Building was further reduced by $1,003,041 and the carrying value of Harbour Club I Apartments was reduced by $338,092. The carrying value of Fidelity Plaza was reduced by $4,633,000 in 1995.

(c) Related encumbrances include a mortgage note payable and a capitalized land lease obligation.











                    See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXV, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995


                                Date of                     Date                Depreciable
Description                  Construction                 Acquired              lives (years)
- -----------                   ----------                  --------              ------------
Apartments:

Harbour Club I
   Belleville, MI               1969                        06/86                   5-25

OFFICE BUILDINGS

Century Park
   Las Vegas, NV                1984                        05/86                   5-25

Fidelity Plaza
   Long Beach, CA               1968                        12/85                   5-25

Kellogg Office Building
   Littleton, CO                1983                        12/85                   5-25

RETAIL CENTER

Northwest Plaza
   Dayton, OH                   1964-1980                   06/86                   5-25


                        McNEIL REAL ESTATE FUND XXV, L.P.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:


                                                               For the Years Ended December 31,
                                                       ------------------------------------------------
                                                          1995               1994               1993
                                                       ----------         ----------         ----------

Real estate investments:
- -----------------------

Balance at beginning of year...............           $72,442,921        $70,097,820        $69,007,938

Improvements...............................             2,044,998          2,015,525          1,089,882

Land acquired in settlement of lawsuit.....                     -            329,576                  -

Write-down for permanent impairment
   of real estate..........................            (4,633,000)                 -                  -
                                                      -----------         ----------         ----------

Balance at end of year.....................           $69,854,919        $72,442,921        $70,097,820
                                                       ==========         ==========         ==========



Accumulated depreciation and amortization:

Balance at beginning of year...............           $25,759,358        $22,428,904        $19,420,716

Depreciation and amortization..............             3,475,088          3,330,454          3,008,188
                                                       ----------         ----------         ----------

Balance at end of year.....................           $29,234,446        $25,759,358        $22,428,904
                                                       ==========         ==========         ==========

                                    PART III

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURES
          ---------------------

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------   --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
- -----------------             ---      -------------------------------------
Robert A. McNeil,              75       Mr.  McNeil  is also  Chairman  of the Board and  Director  of McNeil  Real
Chairman of the                         Estate  Management,  Inc.  ("McREMI")  which is an affiliate of the General
Board and Director                      Partner.  He has held the foregoing  positions  since the formation of such entity  in  1990.  Mr.  McNeil  received  his  B.A.  degree  from  Stanford
                                        University  in 1942 and his  L.L.B.  degree  from  Stanford  Law  School in
                                        1948. He is a member of the State Bar of  California  and has been involved in  real  estate  financing  since  the  late  1940's  and in  real  estate acquisitions,  syndications  and  dispositions  since 1960. From 1986 until active  operations of McREMI and McNeil  Partners,  L.P.  began in February
                                        1991,  Mr.  McNeil was a private  investor.  Mr.  McNeil is a member of the
                                        International  Board of Directors  of the Salk  Institute,  which  promotes research in improvements in health care.

Carole J. McNeil               52       Mrs.  McNeil is  Co-Chairman,  with  husband  Robert A.  McNeil,  of McNeil
Co-Chairman of the                      Investors,  Inc.  Mrs.  McNeil has twenty years of real estate  experience,
Board                                   most  recently  as a  private  investor  from  1986 to 1993.  In 1982,  she founded Ivory & Associates,  a commercial real estate brokerage firm in San
                                        Francisco,  CA. Prior to that, she was a commercial  real estate  associate with the Madison  Company and,  earlier,  a commercial  sales associate and analyst with Marcus and Millichap in San Francisco.  In 1978,  Mrs.  McNeil
                                        established   Escrow  Training   Center,   California's   first  accredited
                                        commercial  training  program for title  company  escrow  officers and real estate agents needing  college  credits to qualify for brokerage  licenses.
                                        She  began in real  estate  as  Manager  and  Marketing  Director  of Title
                                        Insurance  and  Trust  in Marin  County,  CA.  Mrs.  McNeil  serves  on the
                                        International Board of Directors of the Salk Institute.















                                        Other Principal Occupations and Other
Name and Position              Age      Directorships During the Past 5 Years
- -----------------              ---      -------------------------------------

Donald K. Reed,                50       Mr. Reed is  President,  Chief  Executive  Officer  and  Director of McREMI
Director, President,                    which is an affiliate of the General  Partner.  Prior to joining  McREMI in
and Chief Executive                     March 1993, Mr. Reed was President,  Chief  Operating  Officer and Director
Officer                                 of Duddlesten Management Corporation and Duddlesten Realty Advisors,  Inc.,
                                        with  responsibility  for  a  management   portfolio  of  office,   retail,
                                        multi-family  and mixed-use land projects  representing $2 billion in asset value.  He was also Chief  Operating  Officer,  Director  and member of the
                                        Executive Committee of all Duddlesten affiliates. Mr. Reed started with the
                                        Duddlesten  companies in 1976 and served as Senior Vice President and Chief
                                        Financial  Officer and as  Executive  Vice  President  and Chief  Operating
                                        Officer  of  Duddlesten  Management  Corporation  before his  promotion  to
                                        President  in  1982.  He was  President  and  Chief  Operating  Officer  of
                                        Duddlesten  Realty  Advisors,  Inc.,  which has been engaged in real estate acquisitions, marketing and dispositions, since its formation in 1989.

Ron K. Taylor                  38       Mr.  Taylor  is a Senior  Vice  President  of  McREMI  and has been in this
Vice President                          capacity since McREMI commenced  active  operations in 1991. He also serves as Acting  Chief  Financial  Officer  of McREMI  since the  resignation  of
                                        Robert C. Irvine on January 31, 1996.  Mr. Taylor is primarily  responsible
                                        for   Asset   Management   functions   at   McREMI,    including   property
                                        dispositions,   commercial  leasing,  real  estate  finance  and  portfolio management.  Prior to joining  McREMI,  Mr.  Taylor  served as an Executive
                                        Vice  President  for a national  syndication/property  management  company.
                                        Mr. Taylor has been involved in the real estate industry since 1983.


Each director shall serve until his successor shall have been duly elected and qualified.


ITEM 11.  EXECUTIVE COMPENSATION
- -------   ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------      --------------------------------------------------------------

(A) Security ownership of certain beneficial owners.

No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, was known by the Partnership to own more than 5% of the Units, other than High River Limited Partnership which owns 5,306,367 Units at February 29, 1996 (approximately 6.33% of the outstanding Units). The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

(B) Security ownership of management.

The General Partner and the officers and directors of its general partner, collectively own 7,322 limited partnership units, which represents less than 1% of the outstanding limited partnership units.

(C)   Change in control.

None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------      ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential properties and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1995, the Partnership paid or accrued $647,364 of such asset management fees.

The Partnership pays property management fees equal to 5% of the gross rental receipts of residential properties and 6% for commercial properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1995, the Partnership paid or accrued $814,177 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 8 - Note 2 - "Transactions With Affiliates."

In May 1992, the Partnership advanced $113,000 to an affiliate of the General Partner which owns a phase in a multi-phased property which includes the Partnership's Harbour Club I Apartments. This advance, which was unsecured and due on demand, accrued interest at a rate equal to the prime lending rate of Bank of America on the date of demand plus 1%. In 1995, the debt was dismissed in the borrowing affiliate's bankruptcy proceeding. Accordingly, the advance and related accrued interest, which were fully reserved for, were written off in 1995.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
- -------      -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

(A)      Exhibits
         --------

         Exhibit
         Number                             Description
         ------                             -----------

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

         4.2 Certificate and Agreement of Van Buren Associates Limited Partnership (incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1991, as filed on March 24, 1992).

        10.1                                Revolving   Credit  Agreement  dated
                                            August  6,  1991,   between   McNeil
                                            Partners,  L.P. and various selected
                                            partnerships,      including     the
                                            registrant      (incorporated     by
                                            reference  to the  Annual  Report on
                                            Form  10-K  for  the  period   ended
                                            December 31, 1993, as filed on March
                                            30, 1994).

        10.2 Portfolio Services Agreement dated February 14, 1991, between Southmark Equity Partners II, Ltd. and McNeil Real Estate Management, Inc. (1)

        10.3 Mortgage note dated May 6, 1988, among Van Buren Associates Limited Partnership, Southmark Equity
                                            Partners  II,  Ltd.  and DRG Funding
                                            Corporation relating to Harbour Club
                                            I. (1)

        10.4 Property Management Agreement dated March 26, 1992, between McNeil Real Estate Fund XXV, L.P. and McNeil Real Estate Management, Inc. (2)

        10.5 Amendment of Property Management Agreement dated March 5, 1993 by McNeil Real Estate Fund XXV, L.P. and McNeil Real Estate Management, Inc. (2)

        10.6 Property Management Agreement dated March 26, 1992 between Van Buren Associates Limited Partnership and McNeil Real Estate Management, Inc.
                                            (2)

        Exhibit
        Number                              Description
        ------                              -----------


        10.7 Amendment of Property Management Agreement dated March 5, 1993, by Van Buren Associates Limited Partnership and McNeil Real Estate Management, Inc. (2)


        11. Statement regarding computation of Net Income (Loss) per Thousand Limited Partnership Unit (see Note 1 to Financial Statements).

        22.                                 Following is a list of  subsidiaries
                                            of the Partnership:

                                                                                                 Names Under
                                                                         Jurisdiction of         Which It Is
                                            Name of Subsidiary            Incorporation        Doing Business
                                            ------------------           ---------------       --------------
                                            Van Buren Associates
                                               Limited Partnership           Michigan               None

                  (1) Incorporated by reference to the Quarterly Report of the registrant on Form 10-Q for the period ended March 31, 1991, as filed on May 14, 1991.

                  (2) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1992, as filed on March 30, 1993.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                        McNEIL REAL ESTATE FUND XXV, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   McNEIL REAL ESTATE FUND XXV, L.P.
                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



April 1, 1996                                      By:  /s/  Robert A. McNeil
- ----------------------                                  ----------------------------------------
Date                                                    Robert A. McNeil
                                                        Chairman of the Board and Director
                                                        Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



April 1, 1996                                      By:  /s/  Donald K. Reed
- ----------------------                                  ----------------------------------------
Date                                                    Donald K. Reed
                                                        President and Director of McNeil Investors, Inc.



April 1, 1996                                      By:  /s/  Ron K. Taylor
- ----------------------                                  ----------------------------------------
Date                                                    Ron K. Taylor
                                                        Acting Chief Financial Officer
                                                           of McNeil Investors, Inc.


April 1, 1996                                      By:  /s/  Carol A. Fahs
- ----------------------                                  ----------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                           Management, Inc.