Form 10-Q
period 1996-03-31
MCNEIL REAL ESTATE FUND XXV LP
filed 1996-05-15
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended                    March 31, 1996
                          ------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-15446




                        MCNEIL REAL ESTATE FUND XXV, L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




         California                                     33-0120335
- --------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)



             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- --------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)



Registrant's telephone number, including area code         (214) 448-5800
                                                  ------------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,         December 31,
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $     5,524,462      $    5,524,462
   Buildings and improvements...............................                64,569,687          64,330,457
                                                                        --------------       -------------
                                                                            70,094,149          69,854,919
   Less:  Accumulated depreciation and amortization.........               (30,105,067)        (29,234,446)
                                                                        --------------       -------------
                                                                            39,989,082          40,620,473

Cash and cash equivalents...................................                 4,369,093           3,987,381
Cash segregated for security deposits.......................                   302,472             300,223
Note receivable.............................................                   344,225             344,225
Accounts receivable, net of allowance for doubtful
   accounts of $714,050 at March 31, 1996 and
   December 31, 1995........................................                   852,280             802,426
Escrow deposits.............................................                   904,005             979,938
Deferred borrowing costs, net of accumulated
   amortization of $69,906 and $67,623 at March 31,
   1996 and December 31, 1995, respectively.................                   248,844             251,127
Prepaid expenses and other assets...........................                   434,225             438,148
                                                                        --------------       -------------
                                                                       $    47,444,226      $   47,723,941
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage note payable.......................................           $     7,381,507      $    7,381,507
Accounts payable and accrued expenses.......................                   482,355             694,624
Accrued interest............................................                   738,491             686,502
Accrued property taxes......................................                   371,245             450,530
Payable to affiliates - General Partner.....................                   259,508              98,407
Land lease obligation.......................................                   270,184             277,132
Deferred gain...............................................                   344,225             344,225
Security deposits and deferred rental revenue...............                   339,736             326,032
                                                                        --------------       -------------
                                                                            10,187,251          10,258,959
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 84,000,000 limited partnership
     units  authorized; 83,894,648  limited  partnership
     units issued and outstanding at March 31, 1996
     and December 31, 1995..................................                37,692,654          37,898,581
   General Partner..........................................                  (435,679)           (433,599)
                                                                        --------------       -------------
                                                                            37,256,975          37,464,982
                                                                        --------------       -------------
                                                                       $    47,444,226      $   47,723,941
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                           ---------------------------------
                                                                                1996                1995
                                                                           --------------     --------------
Revenue:
  Rental revenue...............................................            $    2,309,392     $    2,061,322
  Interest.....................................................                    56,130             47,501
                                                                            -------------      -------------
    Total revenue..............................................                 2,365,522          2,108,823
                                                                            -------------      -------------

Expenses:
  Interest.....................................................                   216,136            206,426
  Depreciation and amortization................................                   870,621            856,497
  Property taxes...............................................                   238,501            185,034
  Personnel costs..............................................                   230,575            199,301
  Utilities....................................................                   187,276            187,731
  Repairs and maintenance......................................                   238,558            309,410
  Property management fees - affiliates........................                   128,129            121,383
  Other property operating expenses............................                   193,786            207,921
  General and administrative...................................                    42,391             24,870
  General and administrative - affiliates......................                   227,556            224,005
                                                                            -------------      -------------
    Total expenses.............................................                 2,573,529          2,522,578
                                                                            -------------      -------------
Net loss.......................................................            $     (208,007)    $     (413,755)
                                                                            =============      =============

Net loss allocable to limited partners.........................            $     (205,927)    $     (409,617)
Net loss allocable to General Partner..........................                    (2,080)            (4,138)
                                                                            -------------      -------------
Net loss.......................................................            $     (208,007)    $     (413,755)
                                                                            =============      =============

Net loss per thousand limited partnership units................            $        (2.45)    $        (4.88)
                                                                            =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                For the Three Months Ended March 31, 1996 and 1995


                                                                                                   Total
                                                     General                 Limited               Partners'
                                                     Partner                 Partners              Equity
                                                 ---------------         ---------------       ---------------
Balance at December 31, 1994..............       $     (374,160)         $   43,783,028        $   43,408,868

Net loss..................................               (4,138)               (409,617)             (413,755)
                                                  -------------           -------------         -------------

Balance at March 31, 1995.................       $     (378,298)         $   43,373,411        $   42,995,113
                                                  =============           =============         =============


Balance at December 31, 1995..............       $     (433,599)         $   37,898,581        $   37,464,982

Net loss..................................               (2,080)               (205,927)             (208,007)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $     (435,679)         $   37,692,654        $   37,256,975
                                                  =============           =============         =============







The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                             Three Months Ended
                                                                                   March 31,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  -----------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................             $      2,272,161         $     2,104,676
   Cash paid to suppliers............................                   (1,040,342)               (894,772)
   Cash paid to affiliates...........................                     (194,584)               (364,606)
   Interest received.................................                       56,130                  47,501
   Interest paid.....................................                     (161,864)               (128,828)
   Property taxes paid and escrowed..................                     (303,611)               (239,483)
                                                                   ---------------          --------------
Net cash provided by operating activities............                      627,890                 524,488
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (239,230)               (376,915)
                                                                   ---------------          --------------

Cash flows from financing activities:
   Payments on capitalized land lease
     obligation......................................                       (6,948)                 (9,821)
                                                                   ---------------          --------------

Net increase in cash and cash equivalents............                      381,712                 137,752

Cash and cash equivalents at beginning of
   period............................................                    3,987,381               3,125,937
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      4,369,093         $     3,263,689
                                                                   ===============          ==============






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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                              Three Months Ended
                                                                                   March 31,
                                                                  -----------------------------------------
                                                                        1996                    1995
                                                                  -----------------       -----------------
Net loss.............................................             $       (208,007)       $       (413,755)
                                                                   ---------------         ---------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      870,621                 856,497
   Amortization of deferred borrowing costs..........                        2,283                   2,284
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (2,249)                 (8,831)
     Accounts receivable, net........................                      (49,854)                 43,154
     Escrow deposits.................................                       75,933                 117,858
     Prepaid expenses and other assets...............                        3,923                  36,252
     Accounts payable and accrued expenses...........                     (212,269)                  7,322
     Accrued interest................................                       51,989                  75,314
     Accrued property taxes..........................                      (79,285)               (188,365)
     Payable to affiliates - General Partner.........                      161,101                 (19,218)
     Security deposits and deferred rental
       revenue.......................................                       13,704                  15,976
                                                                   ---------------          --------------

       Total adjustments.............................                      835,897                 938,243
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        627,890         $       524,488
                                                                   ===============          ==============



The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                          Notes to Financial Statements
                                 March 31, 1996
                                   (Unaudited)

NOTE 1.
- -------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXV, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- -------

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

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Accrued but unpaid asset management fees totaled $193,436 at March 31, 1996.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                  ----------------------------------------
                                                                        1996                    1995
                                                                  ----------------         ---------------
Property management fees.............................             $        128,129         $       121,383
Charged to general and administrative
   expense:
   Partnership administration........................                       62,570                  72,561
   Asset management fee..............................                      164,986                 151,444
                                                                   ---------------          --------------
                                                                  $        355,685         $       345,388
                                                                   ===============          ==============


Payable to affiliates - General Partner at March 31, 1996 and December 31, 1995 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 4.
- -------

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

In September 1995, the court granted the plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The Court ruled on Plaintiff's Motion for Summary Judgment on April 25, 1996 and entered partial summary judgment, holding in favor of Plaintiffs against the Partnership, as well as the initial general partners. The Court did not enter judgment as to the amount of damages, but, instead, set a May 17, 1996 status hearing and requested both parties to come to an agreement on the amount of damages by that date. The ultimate resolution of this litigation could result in a loss of up to $1.8 million in addition to related legal fees. No accrual has been recorded related to this litigation.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
- -------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1995. The Partnership reported a net loss of $208,007 for the first three months of 1996 as compared to a net loss of $413,755 for the first three months of 1995. Revenues in 1996 were $2,365,522 as compared to $2,108,823 in 1995, while expenses increased to $2,573,529 from $2,522,578.

Net cash provided by operating activities was $627,890 for the three months ended March 31, 1996, a change from $524,488 provided during the same three month period in 1995. The Partnership expended $239,230 for capital improvements and $6,948 for payments on the capitalized land lease obligation. The balance in cash and cash equivalents increased to $4,369,093 at March 31, 1996, a net increase of $381,712 from the balance at December 31, 1995.

Harbour Club I Apartments has continued to experience financial difficulties. The cash flow from operations of the property has not been sufficient to fund necessary capital improvements and to make the required monthly debt service payments. Effective January 1, 1993, the Partnership ceased making regularly scheduled debt service and escrow payments. In lieu of the aforementioned payments, the Partnership is funding debt service with the excess cash flow of the property. The Partnership has been notified that the mortgage note payable is in default and that the servicing agent has assigned the mortgage to the Department of Housing and Urban Development ("HUD"). If the Partnership is unable to successfully cure the default, the mortgagee could declare the entire indebtedness due and proceed with foreclosure on the property or pursue other actions such as gaining control of the property or placing it in receivership. As of March 31, 1996, no steps have been taken toward foreclosure.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total revenue increased by $256,699 for the three months ended March 31, 1996 as compared to the same period in 1995. The increase was mainly due to an increase in rental revenue, as discussed below.

Rental revenue for the three months ended March 31, 1996 increased by $248,070 as compared to the three months ended March 31, 1995. The increase was mainly due to increases of approximately $97,000, $72,000, and $53,000 at Century Park, Kellogg Building and Fidelity Plaza, respectively. These increases were the result of increases in the occupancy rates at March 31, 1996 as compared to March 31, 1995. Century Park occupancy went from 89% to 95%, Kellogg Building increased from 83% to 98% and Fidelity Plaza went from 82% to 87%.

Interest income earned on short-term investments of cash and cash equivalents increased by $8,629 for the quarter ended March 31, 1996 as compared to the respective quarter in 1995. The increase was due to greater average cash balances invested in these accounts during the first three months of 1996. The Partnership held $4.4 million of cash and cash equivalents at March 31, 1996 as compared to $3.3 million at March 31, 1995.

Expenses:

Total expenses increased by $50,951 for the three months ended March 31, 1996 as compared to the same period in 1995. The increase was primarily due to an increase in property taxes and personnel costs, partially offset by a decrease in repair and maintenance expenses, as discussed below.

Property taxes increased by $53,467 for the quarter ended March 31, 1996 in relation to the same quarter in 1995. The increase was mainly due to an increase in the assessed taxable value of Kellogg Office Building by taxing authorities.

Personnel costs increased by $31,274 for the three months ended March 31, 1996 in relation to the comparable period in 1995. The increase was mainly due to the addition of two maintenance technicians at Fidelity Plaza office building.

Repairs and maintenance expense decreased by $70,852 for the quarter ended March 31, 1996 in relation to the same quarter in 1995. The decrease was mainly due to a decline in contracted repairs expense at Fidelity Plaza, the result of the hiring of two maintenance technicians. In addition, Fidelity Plaza experienced a decline in light bulbs and fixtures expense in the first quarter of 1996.

For the first quarter of 1996, general and administrative expenses increased by $17,521. The increase was due to costs incurred by the Partnership to defend class action litigation.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $627,890 of cash in the first three months of 1996 as compared to $524,488 for the same period in 1995. The increase in cash provided by operating activities in 1996 was mainly the result of an increase in cash received from tenants in 1996. See discussion of increase in rental revenue above.

The Partnership expended $239,230 and $376,915 for additions to its real estate investments in the first three months of 1996 and 1995, respectively. The decrease in 1996 was mainly the result of the reduction of capital improvements at Fidelity Plaza in 1996.

Short-term liquidity:

At March 31, 1996, the Partnership held cash and cash equivalents of $4,369,093.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the remainder of 1996, Partnership properties are expected to provide positive cash flow from operations after payment of debt service and capital improvements. Only one property, Harbour Club I Apartments, is encumbered with mortgage debt and another property, Fidelity Plaza, is encumbered with lease obligations. The Partnership has budgeted $1,906,859 for necessary capital improvements for all properties in 1996 which is expected to be funded from available cash reserves or from operations of the properties. An escrow account restricted to the funding of priority capital needs is held by the lender for Harbour Club I in the amount of $332,407, which is included in escrow deposits on the Balance Sheets. The present cash balance is believed to provide an adequate reserve for property operations.

Due to the Partnership's projected cash needs for capital improvements, the uncertain outcome of the lawsuit involving the sale of the Partnership's Units (see Item 1 - Legal Proceedings) and the default on the Harbour Club I mortgage loan, the Partnership does not anticipate making distributions to the limited partners in 1996. There can be no assurance as to when the Partnership will rebuild cash reserves judged adequate to resume distributions to the partners.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of March 31, 1996, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 26, 1997.

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
- -------    -----------------

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

In September 1995, the court granted the plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The Court ruled on Plaintiff's Motion for Summary Judgment on April 25, 1996 and entered partial summary judgment, holding in favor of Plaintiffs against the Partnership, as well as the initial general partners. The Court did not enter judgment as to the amount of damages, but, instead, set a May 17, 1996 status hearing and requested both parties to come to an agreement on the amount of damages by that date. The ultimate resolution of this litigation could result in a loss of up to $1.8 million in addition to related legal fees. No accrual has been recorded related to this litigation.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
- -------    --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

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

         11. Statement regarding computation of Net Loss per Thousand Limited Partnership Units: Net loss per thousand limited partnership units is computed by dividing net loss allocated to the limited partners by the weighted average number of limited partnership units outstanding expressed in thousands. Per thousand unit information has been computed based on 83,895 weighted average thousand limited partnership units outstanding in 1996 and 1995.

         27.                        Financial Data Schedule for the quarter
                                    ended March 31, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XXV, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner


May 15, 1996                        By: /s/ Donald K. Reed
- -------------------                     ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer




May 15, 1996                        By: /s/ Ron K. Taylor
- -------------------                     ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                         McNeil Investors, Inc.




May 15, 1996                        By: /s/ Carol A. Fahs
- -------------------                     ----------------------------------------
Date                                    Carol A. Fahs
                                        Chief Accounting Officer of McNeil
                                         Real Estate Management, Inc.