Form 10-Q
period 1996-06-30
MCNEIL REAL ESTATE FUND XXV LP
filed 1996-08-14
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the period ended          June 30, 1996
                        --------------------------------------------------------


                                       OR

[ ] TRANSITION  REPORT   PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-15446
                            --------



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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,           December 31,
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $     5,524,462      $    5,524,462
   Buildings and improvements...............................                65,207,738          64,330,457
                                                                        --------------       -------------
                                                                            70,732,200          69,854,919
   Less:  Accumulated depreciation and amortization.........               (30,835,014)        (29,234,446)
                                                                        --------------       -------------
                                                                            39,897,186          40,620,473

Cash and cash equivalents...................................                 4,777,995           3,987,381
Cash segregated for security deposits.......................                   301,988             300,223
Note receivable.............................................                   344,225             344,225
Accounts receivable, net of allowance for doubtful
   accounts of $714,050 at June 30, 1996 and
   December 31, 1995........................................                   711,719             802,426
Escrow deposits.............................................                   368,280             979,938
Deferred borrowing costs, net of accumulated
   amortization of $72,189 and $67,623 at June 30,
   1996 and December 31, 1995, respectively.................                   246,561             251,127
Prepaid expenses and other assets...........................                   372,378             438,148
                                                                        --------------       -------------
                                                                       $    47,020,332      $   47,723,941
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage note payable.......................................           $     7,381,507      $    7,381,507
Accounts payable and accrued expenses.......................                   730,531             694,624
Accrued interest............................................                   328,407             686,502
Accrued property taxes......................................                   326,352             450,530
Payable to affiliates.......................................                    76,582              98,407
Land lease obligation.......................................                   265,297             277,132
Deferred gain...............................................                   344,225             344,225
Security deposits and deferred rental revenue...............                   334,218             326,032
                                                                        --------------       -------------
                                                                             9,787,119          10,258,959
                                                                        --------------       -------------
Partners' equity (deficit):
   Limited  partners - 84,000,000 limited partnership
     units authorized; 83,894,648 limited  partnership
     units issued and  outstanding at June 30, 1996
     and December 31, 1995..................................                37,669,130          37,898,581
   General Partner..........................................                  (435,917)           (433,599)
                                                                        --------------       -------------
                                                                            37,233,213          37,464,982
                                                                        --------------       -------------
                                                                       $    47,020,332      $   47,723,941
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------     --------------    --------------     --------------
Revenue:
   Rental revenue................     $    2,311,772     $    2,227,363    $    4,621,164     $    4,288,685
   Interest......................             62,177             53,153           118,307            100,654
   Gain on legal settlement......                  -             96,731                 -             96,731
                                       -------------      -------------     -------------      -------------
     Total revenue...............          2,373,949          2,377,247         4,739,471          4,486,070
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            215,344            205,888           431,480            412,314
   Depreciation and
     amortization................            729,947            804,535         1,600,568          1,661,032
   Property taxes................            192,537            237,294           431,038            422,328
   Personnel costs...............            192,272            158,022           422,847            357,323
   Utilities.....................            178,783            175,300           366,059            363,031
   Repairs and maintenance.......            285,166            286,273           523,724            595,683
   Property management
     fees - affiliates...........            141,952            145,980           270,081            267,363
   Other property operating
     expenses....................            192,741            229,385           386,527            437,306
   General and administrative....             34,908             30,903            77,299             55,773
   General and administrative -
     affiliates..................            234,061            230,243           461,617            454,248
                                       -------------      -------------     -------------      -------------
     Total expenses..............          2,397,711          2,503,823         4,971,240          5,026,401
                                       -------------      -------------     -------------      -------------

Net loss.........................     $      (23,762)    $    (126,576)    $     (231,769)    $     (540,331)
                                       =============      ============      =============      =============

Net loss allocable
   to limited partners...........     $      (23,524)    $    (125,311)    $     (229,451)    $     (534,928)
Net loss allocable
   to General Partner............               (238)           (1,265)            (2,318)            (5,403)
                                       -------------      -------------     -------------      -------------
Net loss.........................     $      (23,762)    $    (126,576)    $     (231,769)    $     (540,331)
                                       =============      ============      =============      =============

Net loss per thousand
   limited partnership units.....     $         (.28)    $       (1.49)    $       (2.73)     $       (6.38)
                                       =============      ============      =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995




                                                                                                  Total
                                                     General                 Limited              Partners'
                                                     Partner                 Partners           Equity (Deficit)
                                                 ---------------         ---------------       ----------------
Balance at December 31, 1994..............       $     (374,160)         $   43,783,028        $   43,408,868

Net loss..................................               (5,403)               (534,928)             (540,331)
                                                  -------------           -------------         -------------

Balance at June 30, 1995..................       $     (379,563)         $    43,248,100       $   42,868,537
                                                  =============           ==============        =============


Balance at December 31, 1995..............       $     (433,599)         $    37,898,581       $   37,464,982

Net loss..................................               (2,318)               (229,451)             (231,769)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $     (435,917)         $   37,669,130        $   37,233,213
                                                  =============           =============         =============















The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                              Six Months Ended
                                                                                   June 30,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  -----------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................             $      4,719,929         $     4,621,099
   Cash paid to suppliers............................                   (1,089,637)             (1,845,969)
   Cash paid to affiliates...........................                     (753,523)               (735,040)
   Interest received.................................                      118,307                 100,654
   Interest paid.....................................                     (785,009)               (327,449)
   Property taxes paid and escrowed..................                     (530,337)               (697,133)
   Cash received from legal settlement...............                            -                  96,731
                                                                   ---------------          --------------
Net cash provided by operating activities............                    1,679,730               1,212,893
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (877,281)               (687,020)
                                                                   ---------------          --------------

Cash flows from financing activities:
   Payments on capitalized land lease
     obligation......................................                      (11,835)                (19,895)
                                                                   ---------------          --------------

Net increase in cash and cash equivalents............                      790,614                 505,978

Cash and cash equivalents at beginning of
   period............................................                    3,987,381               3,125,937
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      4,777,995         $     3,631,915
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                              Six Months Ended
                                                                                   June 30,
                                                                  -----------------------------------------
                                                                        1996                    1995
                                                                  -----------------        ----------------

Net loss.............................................             $       (231,769)        $      (540,331)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                    1,600,568               1,661,032
   Amortization of deferred borrowing costs..........                        4,566                   4,567
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (1,765)                 (7,827)
     Accounts receivable, net........................                       90,707                 360,251
     Escrow deposits.................................                      611,658                 109,224
     Prepaid expenses and other assets...............                       65,770                 (59,359)
     Accounts payable and accrued expenses...........                       35,907                  15,739
     Accrued interest................................                     (358,095)                 80,298
     Accrued property taxes..........................                     (124,178)               (416,130)
     Payable to affiliates...........................                      (21,825)                (13,429)
     Security deposits and deferred rental
       revenue.......................................                        8,186                  18,858
                                                                   ---------------          --------------

       Total adjustments.............................                    1,911,499               1,753,224
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      1,679,730         $     1,212,893
                                                                   ===============          ==============







The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                          Notes to Financial Statements
                                  June 30, 1996
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                       Six Months Ended
                                                           June 30,
                                                  --------------------------
                                                     1996            1995
                                                  ----------       ---------

Property management fees...................       $  270,081       $ 267,363
Charged to general and administrative
   expense:
   Partnership administration..............          126,773         149,804
   Asset management fee....................          334,844         304,444
                                                   ---------        --------
                                                  $  731,698       $ 721,611
                                                   =========        ========

Payable to affiliates at June 30, 1996 and December 31, 1995 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

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

In September 1995, the court granted the plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The Court ruled on Plaintiff's Motion for Summary Judgment on April 25, 1996 and entered partial summary judgment, holding in favor of Plaintiffs against the Partnership, as well as the initial general partners. The Court did not enter judgment as to the amount of damages, but, instead, set a May 17, 1996 status hearing and requested both parties to come to an agreement on the amount of damages. The parties have begun settlement negotiations; however, the Partnership defendants are still discussing whether to appeal the Summary Judgments. The ultimate resolution of this litigation could result in a loss of up to $1.8 million in addition to related legal fees. No accrual has been recorded related to this litigation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
- -------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1995. The Partnership reported a net loss of $231,769 for the first six months of 1996 as compared to a net loss of $540,331 for the first six months of 1995. Revenue in 1996 increased to $4,739,471 from $4,486,070 in 1995, while expenses dropped to $4,971,240 from $5,026,401.

Net cash provided by operating activities was $1,679,730 for the six months ended June 30, 1996, a change from $1,212,893 provided during the same period in 1995. The Partnership expended $877,281 for capital improvements and $11,835 for payments on the capitalized land lease obligation. The balance of cash and cash equivalents increased to $4,777,995 at June 30, 1996, a net increase of $790,614 from the balance at December 31, 1995.

Harbour Club I Apartments has continued to experience financial difficulties. The cash flow from operations of the property has not been sufficient to fund necessary capital improvements and to make the required monthly debt service payments. Effective January 1, 1993, the Partnership ceased making regularly scheduled debt service and escrow payments. In lieu of the aforementioned payments, the Partnership is funding debt service with the excess cash flow of the property. The Partnership has been notified that the mortgage note payable is in default and that the servicing agent has assigned the mortgage to the Department of Housing and Urban Development ("HUD"). If the Partnership is unable to successfully cure the default, the mortgagee could declare the entire indebtedness due and proceed with foreclosure on the property or pursue other actions such as gaining control of the property or placing it in receivership. As of June 30, 1996, no steps have been taken toward foreclosure.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total Partnership revenue decreased $3,298 and increased $253,401 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995.

Rental revenue for the three and six months ended June 30, 1996 increased by $84,409 and $332,479, respectively, as compared to the three and six months ended June 30, 1995. The increase was mainly due to increases of approximately $134,000, $127,000, and $34,000 at Century Park, Kellogg Building and Fidelity Plaza, respectively, during the first half of 1996. Occupancy at Century Park increased from 86% at the end of June 1995 to 100% at the end of June 1996. Kellogg Building had an occupancy rate in the mid 90% range during the first half of 1996, while the rate was in low 80% range during most of the first half of 1995. The increase at Fidelity Plaza was mainly due to the receipt of $29,000 in lease termination fees in 1996.

Interest income earned on short-term investments of cash and cash equivalents increased by $9,024 and $17,653 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The increase was due to greater average cash balances invested in these accounts during the first six months of 1996. The Partnership held $4.8 million of cash and cash equivalents at June 30, 1996 as compared to $3.6 million at June 30, 1995.

The Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a $96,731 gain in the second quarter of 1995 as a result of this settlement.

Expenses:

Total expenses decreased by $106,112 and $55,161 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease was primarily due to a decrease in repairs and maintenance and other property operating expenses, partially offset by an increase in personnel costs, as discussed below.

Personnel costs increased by $34,250 and $65,524 for the three and six months ended June 30, 1996, respectively, in relation to the comparable periods in 1995. The increase was mainly due to the addition of two maintenance technicians at Fidelity Plaza office building.

Repairs and maintenance expense decreased by $1,107 and $71,959 for the three and six months ended June 30, 1996, respectively, in relation to the same periods in 1995. The decrease was mainly due to a decline in contracted repairs expense at Fidelity Plaza, the result of the hiring of two maintenance technicians. In addition, Fidelity Plaza experienced a decline in light bulbs and fixtures expense in the first half of 1996.

Other property operating expenses decreased $36,644 and $50,779 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in the prior year. The decrease was due to a decrease in bad debts at Northwest Plaza, Fidelity Plaza, and Harbour Club I. Also, the decrease is attributable to a decrease in telephone and answering service expense at Kellogg Building.

For the three and six months ended June 30, 1996, general and administrative expenses increased by $4,005 and $21,526, respectively. The increase was due to costs incurred by the Partnership to defend class action litigation.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $1,679,730 of cash in the first six months of 1996 as compared to $1,212,893 for the same period in 1995. The increase in cash provided by operating activities in 1996 was mainly the result of an increase in cash received from tenants, as well as a decline in cash paid to suppliers. See discussion of increase in rental revenue and decline in Partnership expenses above. Interest paid increased by $457,560 during the first half of 1996 as compared to the first half of 1995, mainly since the mortgagee of Harbour Club I applied certain escrow account balances to reduce accrued interest. The Partnership ceased making regularly scheduled debt service and escrow payments, and is funding debt service with the excess cash flow of the property.

Short-term liquidity:

At June 30, 1996, the Partnership  held cash and cash equivalents of $4,777,995.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the remainder of 1996, Partnership properties are expected to provide positive cash flow from operations after payment of debt service and capital improvements. Only one property, Harbour Club I Apartments, is encumbered with mortgage debt and another property, Fidelity Plaza, is encumbered with lease obligations. The Partnership has budgeted $1,906,859 for necessary capital improvements for all properties in 1996 which is expected to be funded from available cash reserves or from operations of the properties. An escrow account restricted to the funding of priority capital needs is held by the lender for Harbour Club I in the amount of $265,640, which is included in escrow deposits on the Balance Sheets. The present cash balance is believed to provide an adequate reserve for property operations.

The Partnership anticipates making distributions in the third quarter of 1996 totaling $250,000 to the limited partners of record as of August 1, 1996.

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of June 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 26, 1997.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark Corporation ("Southmark"), the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young. Trial is set for the week of October 14, 1996; however, the final outcome of this litigation cannot be determined at this time.

2) Martha Hess, et al. v. Southmark Equity Partners II, Ltd. (presently known as McNeil Real Estate Fund XXV, L.P.), Southmark Income Investors, Ltd, Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd., and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated Case No. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. The effect of the denial is that the Appellate Court's opinion remains standing. On June 15, 1994, the Appellate Court issued its mandate sending the case back to trial court.

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

     In September 1995, the court granted the plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The Court ruled on Plaintiff's Motion for Summary Judgment on April 25, 1996 and entered partial summary judgment, holding in favor of Plaintiffs against the Partnership, as well as the initial general partners. The Court did not enter judgment as to the amount of damages, but, instead, set a May 17, 1996 status hearing and requested both parties to come to an agreement on the amount of damages. The parties have begun settlement negotiations; however, the Partnership defendants are still discussing whether to appeal the Summary Judgment. The ultimate resolution of this litigation could result in a loss of up to $1.8 million in addition to related legal fees. No accrual has been recorded related to this litigation.

Two class action lawsuits styled Robert Lewis vs. McNeil Partners, L.P., et. al., filed in the District Court of Dallas County, Texas, and James F. Schofield, et. al. vs. McNeil Partners, L.P., et. al., filed in the United States District Court, Southern District of New York, have been voluntarily dismissed without prejudice by the respective plaintiffs in such actions.

ITEM 5.  OTHER INFORMATION
- -------  -----------------

On August 5, 1996, High River Limited Partnership ("High River"), a partnership controlled by Carl Icahn ("Icahn"), and certain Icahn's affiliates, filed documents with the Securities and Exchange Commission disclosing that High River had entered into a letter agreement dated August 2, 1996 with the attorneys for the plaintiffs in the case styled James F. Schofield, et. al. ("Plaintiffs") v. McNeil Partners, L.P., et. al. The letter agreement provided, among other things, that (i) High River will commence, as soon as possible, but in no event more than six months, a tender offer for any and all of the outstanding Units of the Partnership and other affiliated partnerships (the "Partnerships") at a price that is not less than 75% of the estimated liquidation value of the Units (as determined by utilizing the same methodology that was used to determine the liquidation values in High River's previous tender offers for the Partnerships, as previously disclosed), which tender offer may be subject to such other terms and conditions as High River determines in its sole discretion; (ii) in the event that High River attains the position of general partner in any of the
Partnerships: (a) High River will take all actions necessary to cause a 25% reduction of fees of such Partnerships, (b) High River will not cause such Partnerships to take any action to discontinue the litigation with respect to receivable claims and (c) High River and Plaintiffs' counsel will in good faith execute an appropriate Stipulation of Settlement based upon the terms of the letter agreement, which stipulation shall not include a settlement or provide a release of the receivable claims; and (iii) from and after the date of the letter agreement, Plaintiffs' counsel agreed they will not enter into any settlement of the claims asserted in such litigation that does not provide for all consideration contained in a demand letter dated June 24, 1996.

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

         4.1 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of McNeil Real Estate Fund XXV, L.P. dated June 1995 incorporated by reference to the Quarterly Report of the registrant on form 10-Q for the period ended June 30, 1995, as filed on August 14, 1995).

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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended June 30, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XXV, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner


August 14, 1996                     By: /s/  Donald K. Reed
- ----------------------                  ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer




August 14, 1996                     By: /s/  Ron K. Taylor
- ---------------------                   ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                        McNeil Investors, Inc.




August 14, 1996                     By: /s/  Carol A. Fahs
- --------------------                    ----------------------------------------
Date                                    Carol A. Fahs
                                        Chief Accounting Officer of McNeil
                                        Real Estate Management, Inc.