Form 10-Q
period 1996-09-30
MCNEIL REAL ESTATE FUND XXV LP
filed 1996-11-14
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended    September 30, 1996
                           -----------------------------------------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-15446
                            --------


                        MCNEIL REAL ESTATE FUND XXV, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




         California                                  33-0120335
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
           (Address of principal executive offices)         (Zip code)



Registrant's telephone number, including area code   (972) 448-5800
                                                   -----------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,       December 31,
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     5,524,462      $    5,524,462
   Buildings and improvements...............................                65,365,015          64,330,457
                                                                        --------------       -------------
                                                                            70,889,477          69,854,919
   Less:  Accumulated depreciation and amortization.........               (31,644,507)        (29,234,446)
                                                                        --------------       -------------
                                                                            39,244,970          40,620,473

Cash and cash equivalents...................................                 4,755,551           3,987,381
Cash segregated for security deposits.......................                   312,525             300,223
Note receivable.............................................                   344,225             344,225
Accounts receivable, net of allowance for doubtful
   accounts of $714,050 at September 30, 1996 and
   December 31, 1995........................................                   743,709             802,426
Escrow deposits.............................................                   152,378             979,938
Deferred borrowing costs, net of accumulated
   amortization of $74,472 and $67,623 at September
    30, 1996 and December 31, 1995, respectively............                   244,278             251,127
Prepaid expenses and other assets...........................                   326,073             438,148
                                                                        --------------       -------------
                                                                       $    46,123,709      $   47,723,941
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable.......................................           $     7,381,507      $    7,381,507
Accounts payable and accrued expenses.......................                   155,206             694,624
Accrued interest............................................                   379,930             686,502
Accrued property taxes......................................                   378,913             450,530
Payable to affiliates.......................................                    64,618              98,407
Payable to limited partners.................................                 1,771,535                   -
Land lease obligation.......................................                   254,831             277,132
Deferred gain...............................................                   344,225             344,225
Security deposits and deferred rental revenue...............                   340,547             326,032
                                                                        --------------       -------------
                                                                            11,071,312          10,258,959
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  partners  -  84,000,000 limited partnership
     units  authorized; 83,894,648  limited  partnership
     units issued and outstanding at September 30, 1996
     and December 31, 1995..................................                35,489,906          37,898,581
   General Partner..........................................                  (437,509)           (433,599)
                                                                        --------------       -------------
                                                                            35,052,397          37,464,982
                                                                        --------------       -------------
                                                                       $    46,123,709      $   47,723,941
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended                      Nine Months Ended
                                               September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    2,345,344     $    2,392,656    $    6,966,508     $    6,681,341
   Interest......................             60,740             53,396           179,047            154,050
   Gain on legal settlement......                  -                  -                 -             96,731
                                       -------------      -------------     -------------      -------------
     Total revenue...............          2,406,084          2,446,052         7,145,555          6,932,122
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            214,469            202,256           645,949            614,570
   Depreciation and
     amortization................            809,493            889,789         2,410,061          2,550,821
   Property taxes................            194,787            160,402           625,825            582,730
   Personnel costs...............            202,226            186,184           625,073            543,507
   Utilities.....................            264,272            281,524           630,331            644,555
   Repairs and maintenance.......            240,343            299,979           764,067            895,662
   Property management
     fees - affiliates...........            132,040            132,964           402,121            400,327
   Other property operating
     expenses....................            193,459            193,651           579,986            630,957
   General and administrative....             97,899            258,683           175,198            314,456
   General and administrative -
     affiliates..................            216,371            229,385           677,988            683,633
                                       -------------      -------------     -------------      -------------
     Total expenses..............          2,565,359          2,834,817         7,536,599          7,861,218
                                       -------------      -------------     -------------      -------------

Net loss.........................     $     (159,275)    $     (388,765)   $     (391,044)    $     (929,096)
                                       =============      =============     =============      =============

Net loss allocable
   to limited partners...........     $     (157,683)    $     (384,877)   $     (387,134)    $     (919,805)
Net loss allocable
   to General Partner............             (1,592)            (3,888)           (3,910)            (9,291)
                                       -------------      -------------     -------------      -------------
Net loss.........................     $     (159,275)    $     (388,765)   $     (391,044)    $     (929,096)
                                       =============      =============     =============      =============

Net loss per thousand
   limited partnership units.....     $        (1.88)    $        (4.59)   $        (4.61)    $       (10.96)
                                       =============      =============     =============      =============

Distributions per thousand
   limited partnership units.....     $         2.98     $            -    $         2.98     $           -
                                       =============      =============     =============      ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1996 and 1995




                                                                                                 Total
                                                   General                 Limited               Partners'
                                                   Partner                 Partners            Equity (Deficit)
                                                 ---------------         --------------        ----------------

Balance at December 31, 1994..............       $     (374,160)         $   43,783,028        $   43,408,868

Net loss..................................               (9,291)               (919,805)             (929,096)
                                                  -------------           -------------         -------------

Balance at September 30, 1995.............       $     (383,451)         $   35,489,906        $   35,052,397
                                                  =============           =============         =============


Balance at December 31, 1995..............       $     (433,599)         $   37,898,581        $   37,464,982

Rescission of 1,009,777 limited
    partnership units.....................                    -              (1,771,535)           (1,771,535)

Net loss..................................               (3,910)               (387,134)             (391,044)

Distributions.............................                    -                (250,006)             (250,006)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $     (437,509)         $   35,489,906        $   35,052,397
                                                  =============           =============         =============











The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                  -----------------------------------------
                                                                        1996                     1995
                                                                  -----------------        ----------------

Cash flows from operating activities:
   Cash received from tenants........................             $      7,033,285         $     6,965,389
   Cash paid to suppliers............................                   (2,460,014)             (2,949,167)
   Cash paid to affiliates...........................                   (1,113,898)             (1,092,624)
   Interest received.................................                      179,047                 154,050
   Interest paid.....................................                     (945,672)               (464,424)
   Property taxes paid and escrowed..................                     (617,713)               (880,304)
   Cash received from legal settlement...............                            -                  96,731
                                                                   ---------------          --------------
Net cash provided by operating activities............                    2,075,035               1,829,651
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                   (1,034,558)             (1,221,365)
                                                                   ---------------          --------------

Cash flows from financing activities:
   Payments on capitalized land lease
     obligation......................................                      (22,301)                (30,224)
   Distributions paid................................                     (250,006)                      -
                                                                   ---------------          --------------
Net cash used in financing activities................                     (272,307)                (30,224)
                                                                   ---------------          --------------

Net increase in cash and cash equivalents............                      768,170                 578,062

Cash and cash equivalents at beginning of
   period............................................                    3,987,381               3,125,937
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      4,755,551         $     3,703,999
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                            Nine Months Ended
                                                                              September 30,
                                                                  -----------------------------------------
                                                                        1996                    1995
                                                                  ----------------         ----------------
Net loss.............................................             $      (391,044)         $      (929,096)
                                                                   --------------           --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                    2,410,061               2,550,821
   Amortization of deferred borrowing costs..........                        6,849                   6,849
   Amortization of deferred gain.....................                            -                  (4,115)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (12,302)                (10,038)
     Accounts receivable, net........................                       58,717                 282,429
     Escrow deposits.................................                      827,560                 208,556
     Prepaid expenses and other assets...............                      112,075                 (68,138)
     Accounts payable and accrued expenses...........                     (539,418)                146,153
     Accrued interest................................                     (306,572)                143,297
     Accrued property taxes..........................                      (71,617)               (519,843)
     Payable to affiliates...........................                      (33,789)                 (8,664)
     Security deposits and deferred rental
       revenue.......................................                       14,515                  31,440
                                                                   ---------------          --------------

       Total adjustments.............................                    2,466,079               2,758,747
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      2,075,035         $     1,829,651
                                                                   ===============          ==============











The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)

NOTE 1.
-------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                      Nine Months Ended
                                                         September 30,
                                                 --------------------------
                                                    1996           1995
                                                 -----------    -----------

Property management fees....................     $   402,121    $   400,327
Charged to general and administrative
   expense:
   Partnership administration...............         175,328        216,369
   Asset management fee.....................         502,660        467,264
                                                  ----------     ----------
                                                 $ 1,080,109    $ 1,083,960
                                                  ==========     ==========

Payable to affiliates at September 30, 1996 and December 31, 1995 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

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

In September 1995, the court granted the plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The Court ruled on Plaintiff's Motion for Summary Judgment on April 25, 1996 and entered partial summary judgment, holding in favor of Plaintiffs against the Partnership, as well as the initial general partners. Summary judgment against McNeil Partners, L.P., as the successor general partner, was not sought.

On October 26, 1996, the court entered judgment against the Partnership in the amount of $1,768,048, plus post-judgment interest. On October 30, 1996, the Partnership paid the plaintiffs $1,771,535 in exchange for a full release of the Partnership and McNeil Partners, L.P. However, the amount of legal fees remains to be settled and could result in an additional judgment of $900,000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1995. The Partnership reported a net loss of $391,044 for the first nine months of 1996 as compared to a net loss of $929,096 for the first nine months of 1995. Revenue in 1996 increased to $7,145,555 from $6,932,122 in 1995, while expenses dropped to $7,536,599 from $7,861,218.

Net cash provided by operating activities was $2,075,035 for the nine months ended September 30, 1996, a change from $1,829,651 provided during the same period in 1995. The Partnership expended $1,034,558 for capital improvements and $22,301 for payments on the capitalized land lease obligation. After distributions of $250,006 to the limited partners, cash and cash equivalents totaled $4,755,551 at September 30, 1996, a net increase of $768,170 from the balance at December 31, 1995.

Harbour Club I Apartments has continued to experience financial difficulties. The cash flow from operations of the property has not been sufficient to fund necessary capital improvements and to make the required monthly debt service payments. Effective January 1, 1993, the Partnership ceased making regularly scheduled debt service and escrow payments. In lieu of the aforementioned payments, the Partnership is funding debt service with the excess cash flow of the property. The Partnership has been notified that the mortgage note payable is in default and that the servicing agent has assigned the mortgage to the Department of Housing and Urban Development ("HUD"). If the Partnership is unable to successfully cure the default, the mortgagee could declare the entire indebtedness due and proceed with foreclosure on the property or pursue other actions such as gaining control of the property or placing it in receivership. As of September 30, 1996, no steps have been taken toward foreclosure.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue decreased by $39,968 and increased by $213,433 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995, as discussed below.

Rental revenue for the three and nine months ended September 30, 1996 decreased by $47,312 and increased $285,167, respectively, as compared to the three and nine months ended September 30, 1995. The overall increase was mainly due to increases of approximately $171,000 and $151,000 at Century Park and Kellogg Building, respectively, during the first nine months of 1996. Occupancy at Century Park increased from 93% at the end of September 1995 to 100% at the end of September 1996. Kellogg Building had an occupancy rate in the low 80% range during the first part of 1995 until a tenant began occupying a large amount of space in the second quarter of 1995. Kellogg Building had an occupancy rate of 92% at September 30, 1996. These increases were partially offset by a decrease in rental revenue at Northwest Plaza due to a termination fee being paid by a tenant in the third quarter of 1995.

Interest income earned on short-term investments of cash and cash equivalents increased by $7,344 and $24,997 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The increase was due to greater average cash balances invested in these accounts during the first nine months of 1996. The Partnership held $4.8 million of cash and cash equivalents at September 30, 1996 as compared to $3.7 million at September 30, 1995.

The Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a $96,731 gain in the second quarter of 1995 as a result of this settlement.

Expenses:

Total expenses decreased by $269,458 and $324,619 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decreases were primarily due to a decrease in repairs and maintenance and general and administrative expenses, partially offset by an increase in personnel costs, as discussed below.

Personnel costs increased by $16,042 and $81,566 for the three and nine months ended September 30, 1996, respectively, in relation to the comparable periods in 1995. The increases were mainly due to the addition of two maintenance technicians at Fidelity Plaza office building and the addition of temporary maintenance technicians at Northwest Plaza Shopping Center.

Repairs and maintenance expense decreased by $59,636 and $131,595 for the three and nine months ended September 30, 1996, respectively, in relation to the same periods in 1995. The decrease was mainly due to a decline in contracted repairs expense at Fidelity Plaza, the result of the hiring of two maintenance technicians. In addition, Fidelity Plaza experienced a decline in light bulbs and fixtures expense in the first nine months of 1996.

For the three and nine months ended September 30, 1996, general and administrative expenses decreased by $160,784 and $139,258, respectively. The decrease was mainly due to costs incurred in the third quarter of 1995 relating to evaluation and dissemination of information regarding an unsolicited tender offer. The Partnership anticipates incurring such costs in the fourth quarter of 1996 in response to an additional unsolicited tender offer as discussed in Item 5 - Other Information.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's primary source of cash flows is from operating activities which generated $2,075,035 of cash in the first nine months of 1996 as compared to $1,829,651 for the same period in 1995. The increase in cash provided by operating activities in 1996 was mainly the result of an increase in cash received from tenants, as well as a decline in cash paid to suppliers. See discussion of increase in rental revenue and decline in Partnership expenses above. Interest paid increased by $481,248 during the first nine months of 1996 as compared to the first nine months of 1995, mainly since the mortgagee of Harbour Club I applied certain escrow account balances to reduce accrued interest. The Partnership ceased making regularly scheduled debt service and escrow payments, and is funding debt service with the excess cash flow of the property.

The Partnership expended $1,034,558 and $1,221,365 for additions to its real estate investments during the nine months ended September 30, 1996 and 1995, respectively. During 1995, a greater amount was spent for improvements for a large new tenant at Kellogg Building. In addition, extensive lobby and courtyard improvements were completed in 1995 at Fidelity Plaza office building.

The Partnership distributed $250,006 to the limited partners in the third quarter of 1996. No such distributions were paid to the limited partners in 1995.

As discussed in Item 1, Note 4, 1,009,777 limited partnership units were rescinded and $1,771,535 was paid to the limited partners subsequent to September 30, 1996.

Short-term liquidity:

At September 30, 1996, the Partnership held cash and cash equivalents of $4,755,551. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

For the remainder of 1996, Partnership properties are expected to provide positive cash flow from operations after payment of debt service and capital improvements. Only one property, Harbour Club I Apartments, is encumbered with mortgage debt and another property, Fidelity Plaza, is encumbered with lease obligations. The Partnership has budgeted $1,906,859 for necessary capital improvements for all properties in 1996 which is expected to be funded from available cash reserves or from operations of the properties. An escrow account restricted to the funding of priority capital needs is held by the lender for Harbour Club I in the amount of $104,589, which is included in escrow deposits on the Balance Sheets. The present cash balance is believed to provide an adequate reserve for property operations.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any funds under the facility because no amounts are reserved for any particular partnership. As of September 30, 1996, $4,082,195 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on March 26, 1997.

Long-term liquidity:

While the present outlook for the Partnership's liquidity is favorable, market conditions may change and property operations can deteriorate. In that event, the Partnership would require other sources of working capital. No such sources have been identified and the Partnership has no established lines of credit. Other possible actions to resolve working capital deficiencies include refinancing or renegotiating terms of existing loans, deferring major capital expenditures on Partnership properties except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging working capital support from affiliates. No affiliate support has been required in the past, and there is no assurance that support would be provided in the future, since neither the General Partner nor any affiliates have any obligation in this regard.

The Partnership has determined to begin an orderly liquidation of all the Partnership's assets. Although there can be no assurance as to the timing of any liquidation, it is anticipated that such liquidation would result in distributions to the limited partners of the cash proceeds from the sale of the Partnership's properties, subject to cash reserve requirements, as they are sold with the last property disposition before December 1999 followed by a dissolution of the Partnership.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
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

     The trial court granted summary judgment against the Partnership based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young. Trial is anticipated to be set for early December 1996; however, the final outcome of this litigation cannot be determined at this time.

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

     In September 1995, the court granted the plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. The defendants have answered the complaint and have plead that the plaintiffs did not give timely notice of their right to rescind within six months of knowing that right. The Court ruled on Plaintiff's Motion for Summary Judgment on April 25, 1996 and entered partial summary judgment, holding in favor of Plaintiffs against the Partnership, as well as the initial general partners. Summary judgment against McNeil Partners, L.P., as the successor general partner, was not sought.

     On October 26, 1996, the court entered judgment against the Partnership in the amount of $1,768,048, plus post-judgment interest. On October 30, 1996, the Partnership paid the plaintiffs $1,771,535 in exchange for a full release of the Partnership and McNeil Partners, L.P. However, the amount of legal fees remains to be settled and could result in an additional judgment of $900,000.

3) McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P. McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. v. High River Limited Partnership, Riverdale Investors Corp., Inc., Carl C. Icahn, and
     Unicorn Associates Corporation - United States District Court for the Central District of California, Case No. 96-5680SVW.

     On August 12, 1996, High River Limited Partnership ("High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the unitholders of such partnerships. On August 19, 1996, these partnerships commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High River with a current list of unitholders on the grounds that the defendants commenced a tender offer in violation of federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

     On October 17, 1996, the presiding judge denied the partnerships' requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants' request for an order directing the partnerships to turn over current lists of unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the unitholder lists to High River.

ITEM 5.   OTHER INFORMATION
-------   -----------------

On September 20, 1996, High River announced that it had commenced a tender offer for any and all units of the Partnership at $0.252 per unit (the original offer price of $0.255 was reduced by the August 1996 distributions to unitholders of $0.003 per unit). The tender was originally due to expire October 18, 1996, however, this offer has been extended until November 22, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
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

         27. Financial Data Schedule for the quarter ended September 30, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XXV, L.P.

                                 By: McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner


November 14, 1996                    By: /s/  Donald K. Reed
-----------------                       ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer




November 14, 1996                    By: /s/  Ron K. Taylor
-----------------                       ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                          McNeil Investors, Inc.




November 14, 1996                    By: /s/  Carol A. Fahs
-----------------                       ----------------------------------------
Date                                    Carol A. Fahs
                                        Chief Accounting Officer of McNeil
                                          Real Estate Management, Inc.