Form 10-K405
period 1996-12-31
MCNEIL REAL ESTATE FUND XXV LP
filed 1997-03-28
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended            December 31, 1996
                                ------------------------------------------------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


Registrant's telephone number, including area code     (972)  448-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership units
----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

82,916,363 of the registrant's 82,943,685 limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:   See Item 14, Page 40

                                TOTAL OF 42 PAGES

                                     PART I

ITEM 1.      BUSINESS
-------      --------

ORGANIZATION
------------

McNeil Real Estate Fund XXV, L.P. (the "Partnership"), formerly known as Southmark Equity Partners II, Ltd., was organized on February 15, 1985 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial office, retail and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 26, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 26, 1992, the general partner of the Partnership was Equity Partners (the "Original General Partner"), a Texas general partnership, which was formed by affiliates of Southmark Corporation ("Southmark"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

On December 23, 1985, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-746) and commenced a public offering for sale of $72,000,000 of limited partnership units ("Units"), with the general partner's right to increase the offering to $84,000,000. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on August 8, 1986 with 84,000,000 Units sold at one dollar each, or gross proceeds of $84,000,000 to the
Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-15446). 50,000, 49,473 and 5,879 Units were rescinded in 1986, 1991 and 1995, respectively. In 1996, an additional 950,963 Units were rescinded, leaving 82,943,685 Units outstanding at December 31, 1996.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, the General Partner nor the Original General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Original General Partner, were sold or liquidated for the benefit of creditors.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in the ownership, operation and management of commercial office, retail and residential real estate. At December 31, 1996, the Partnership owned five income-producing properties as described in Item 2 - Properties.

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

Business Plan:

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to the limited partners by December 1999. Until such time as the Partnership's assets are liquidated, the Partnership's plan of operations is to preserve or increase the net operating income of its assets whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's assets.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1996. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

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

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $0.24 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $0.252 per Unit. In addition High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of January 31, 1997, High River has purchased approximately 8.86% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers has been dismissed without prejudice.

ITEM 2.  PROPERTIES
-------  ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1996. All of the buildings and the land on which they are located are owned by the Partnership in fee and are unencumbered by mortgage indebtedness, with the exception of Harbour Club I Apartments, which is subject to a first lien deed of trust as described more fully in Item 8 - Note 6
- "Mortgage Note Payable" and Fidelity Plaza which is subject to four ground leases as described more fully in Item 8 - Note 5 - "Leases." See also Item 8 -
Note 4 - "Real Estate Investments" and Schedule III - Real Estate Investments and Accumulated Depreciation and Amortization. In the opinion of management, the properties are adequately covered by insurance.

                                             Net Basis                            1996            Date
Property              Description           of Property          Debt        Property Taxes     Acquired
--------              -----------          ---------------   -------------   ---------------    --------
Century Park          Office Building
Las Vegas, NV         113,459 sq. ft.      $     8,689,085   $           -     $      74,167        5/86

Fidelity Plaza        Office Building
Long Beach, CA        124,155 sq. ft.            5,158,211         246,332            72,194       12/85

Harbour Club I        Apartments
Belleville, MI (1)    294 units                  6,602,275       7,381,507           173,103        6/86

Kellogg               Office Building
Littleton, CO         112,766 ft.                5,739,650               -           167,264       12/85

Northwest Plaza       Retail Center
Dayton, OH            443,551 sq. ft.           12,542,427               -           298,385        6/86
                                            --------------    ------------      ------------
                                           $    38,731,648   $   7,627,839     $     785,113
                                            ==============    ============      ============

-----------------------------------------
Total:    Apartments  -  294 units
          Retail Center - 443,551 sq. ft.
          Office Buildings - 350,380 sq. ft.

(1) Harbour Club I Apartments is owned by Van Buren Associates Limited Partnership, which is wholly-owned by the Partnership and the General Partner.


The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:

                                        1996           1995            1994           1993           1992
                                    -------------  -------------  --------------  -------------  ------------
Century Park
   Occupancy Rate............             93%             95%            92%            81%             86%
   Rent Per Square Foot......       $   17.93       $   15.41      $   15.21       $  14.40        $  14.59

Fidelity Plaza
   Occupancy Rate............             83%             79%            83%            76%             86%
   Rent Per Square Foot......       $   13.99       $   14.04      $   14.79       $   15.24       $  17.70

Harbour Club I
   Occupancy Rate............             93%             91%            90%            90%             92%
   Rent Per Square Foot......       $    7.11       $    6.91      $    6.39       $   6.16        $   5.96

Kellogg
   Occupancy Rate............             98%             99%            83%            99%             86%
   Rent Per Square Foot......       $   14.91       $   12.53      $   13.38       $  13.37        $  11.62

Northwest Plaza
   Occupancy Rate............             87%             98%            97%            88%             94%
   Rent Per Square Foot......       $    4.53       $    4.59      $    5.24       $   5.31        $   5.05

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

Century Park
------------

Century Park consists of twin two-story class "B" office buildings located in the heart of the East Flamingo Corridor in southeast Las Vegas. The area surrounding the building is abundant with commercial activity. A series of professional buildings line the busy thoroughfare.

The Las Vegas economy has continued to expand since the early 1980's. Commercial construction is struggling to keep pace with the widespread demand. Current market conditions are very favorable for landlords because of the strong demand and lack of space available. This environment has tenants competing for available space so very few concessions are offered. Development of new office space began toward the end of 1994 and Century Park is currently competing with existing class "B" buildings that lost tenants to the new buildings. The Partnership plans interior and exterior enhancements to the building, which should allow it to maintain occupancy at Century Park in the mid 90% range in 1997.

Fidelity Plaza
--------------

Fidelity Plaza is a ten-story office building located in downtown Long Beach, California, on Ocean Boulevard, parallel to the Pacific Ocean. The area is a strong business mix of legal and maritime businesses due to its close proximity to the Ports of Long Beach and Los Angeles.

Due to depressed economic conditions in southern California, rental rates have fallen. Several competing buildings in the area completed extensive capital improvements in 1995. However, with extensive lobby and courtyard capital improvements completed in 1995, management was able to increase occupancy in 1996. The Partnership expects decreased rental income and negative cash flow in 1997 due to lower rental rates and tenant improvements for new leases.

Harbour Club I
--------------

Harbour Club I, located in Belleville, Michigan, was built in 1969 as a part of a four-phase apartment complex. The property offers a complete package of amenities including a golf course, clubhouse, exercise room, tanning beds, tennis courts, saunas, boat docks and launch, and playgrounds. The apartments located in this phase of the complex offer lake and golf course views. The Belleville market has significantly rebounded and Harbour Club I's occupancy was consistent with the market average of 93% at December 31, 1996. During the four years prior to 1996, management's limited capital expenditures significantly affected the property's ability to effectively compete in the marketplace. The property was able to complete approximately $445,000 of capital improvements in 1996, which were partially financed by the release of approximately $272,000 of escrow funds held by the mortgage. In 1996, Harbour Club I increased rents for the first time in five years. However, security concerns are prompting demands from tenants for improved lighting, limited access gates and fencing, as offered by competitors. With the improving economy and planned capital expenditures, management expects to increase rental rates in 1997 while maintaining occupancy in the low to mid 90% range.

Kellogg
-------

Kellogg Building is located southwest of Denver and is the only high-rise office building in the Littleton area. The building is located within a mile of one of the strongest housing developments in the nation, with projected growth of over 100,000 residents expected over the next three years. The quality of lifestyle in Colorado is placing higher demands for professionals to work closer to home. Professionals are looking for nearby office space that replaces former downtown locations. One building consisting of 30,000 square feet was constructed in 1996 and is 98% occupied. Another building is being solicited for prelease of 45,000 square feet. However, since no official commitment has been received from any lender, development is not certain. Quoted rental rates for both buildings are higher than quoted rental rates for new tenants at Kellogg Building.

Rental rates are scheduled to increase for all tenants under signed lease agreements and rental rate increases are projected for any new or renewing tenants. Due to the strong growth in the surrounding area and the great demand for office space, the Partnership expects to maintain occupancy in the high 90% range throughout 1997.

Northwest Plaza
---------------

Northwest Plaza is a class "A" retail strip shopping center with three anchor tenants that occupy 64% of the total leasable area. The area has experienced increased criminal activity. However, management has increased security and lighting in the parking areas.

In late 1993, an anchor tenant vacated and the space was re-leased at a lower rate. Another anchor tenant's lease was restructured to provide for lower rent based on sales volume. The tenant declared bankruptcy in late 1995 and relinquished 50,000 square feet in 1996. Management expects that it will re-lease the space by the end of 1998. Due to these factors, lower rental revenue is expected for 1997. This decline in rental revenues is considered to be a temporary setback, and, based on projected cash flows, management has concluded that no impairment has occurred.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1997 through 2006:

                           Number of                                 Annual            % of Gross
                           Expirations              Square Feet       Rent             Annual Rent
                           -----------              -----------   ------------         -----------
Century Park
1997                             16                     22,949    $    384,948             18%
1998                             12                     35,105         644,868             30%
1999                             12                     18,457         330,564             16%
2000                              5                      9,681         171,888              8%
2001                              3                     13,497         248,796             12%
2002                              1                      2,998          48,564              2%
2003                              1                      1,872          33,696              2%
2004-2006                         -                          -               -              -

Kellogg
1997                             13                     22,132         298,632             21%
1998                             11                     30,930         404,184             29%
1999                             11                     25,198         347,100             24%
2000                              6                     27,710         369,888             26%
2001-2006                         -                          -               -              -

Fidelity Plaza
1997                             18                     20,844         319,704             21%
1998                              8                     11,188         189,120             12%
1999                             13                     25,012         377,220             25%
2000                              4                     15,216         226,980             15%
2001                              6                     20,399         281,640             18%
2002                              1                      2,209          40,884              3%
2003                              1                      6,300          88,896              6%
2004-2006                         -                          -               -              -

Northwest Plaza
1997                              6                     14,599         129,480              8%
1998                              5                     19,577         156,180             10%
1999                              7                     17,541         159,792             10%
2000                              1                      1,200          15,540              1%
2001                              4                     18,810         126,000              8%
2002                              2                      5,393          24,636              2%
2003                              2                      8,806          87,468              5%
2004                              1                     24,358          73,104              4%
2005                              1                      6,000          49,440              3%
2006                              1                     42,130         315,000             19%


No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business                       Square Footage                                                  Lease
   Use                              Leased                    Annual Rent                    Expiration
-------------                   --------------               --------------                  -----------
Century Park

   None

Kellogg

   General Office                     14,522                 $      188,784                     2000

Fidelity Federal Plaza

   None

Northwest Plaza

   Department Store                  217,077                 $      497,712                     2012

ITEM 3. LEGAL PROCEEDINGS
------- -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business except for the following:

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Affiliated Partnerships based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. Shortly before trial, the district court judge once again granted summary judgment against the Affiliated Partnerships on December 2, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

2) Martha Hess, et al. v. Southmark Equity Partners II, Ltd. (presently known as McNeil Real Estate Fund XXV, L.P.), Southmark Income Investors, Ltd., Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd., Southmark Realty Partners II, Ltd., McNeil Partners, L.P. et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. - Illinois Appellate Court for the First District, Fifth Division, as consolidated Case No. 90-107 (remanded back to Trial Court - Circuit Court of Cook County, Illinois County Department, Chancery Division, as consolidated Case No. 88 CH 4670 (L92026).

     Consolidated with these cases were an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually, and on behalf of a putative class of parties similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five (5) Southmark (now McNeil) partnerships (as defined in this Section 2, the "Defendants"), and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group, which pursuant to the Appellate Court's ruling, included the Partnership. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. On June 15, 1994, the Appellate Court issued its mandate sending the case back to Trial Court.

     In late January 1995, plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February 1995, Plaintiffs filed a Motion for Class Certification. The amended cases against the defendant-group, and others are proceeding under the caption George and Joy Krugler v. I.R.E. Real Estate Income Fund, Jerry and Barbara Neumann v. Southmark Equity Partners II (McNeil Real Estate Fund XXV, L.P.), Richard and Theresa Bartoszewski v. Southmark Realty Partners III (McNeil Real Estate Fund XXIII, L.P.), and Edward and Rose Weskerna v. Southmark Realty Partners II (McNeil Real Estate Fund XXII, L.P.).

     In September 1995, the Court granted plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. Defendants answered the complaint and plead that the plaintiffs did not give timely notice of their desire to rescind within six months of knowing that right, as required by law.

     Plaintiffs filed a Motion for Summary Judgment against the remaining partnership defendants, as well as the initial general partners. The Court ruled on plaintiffs' Motion for Summary Judgment on April 25, 1996, and entered partial summary judgment against the Partnership, as well as the initial general partner. Summary judgment against McNeil Partners, L.P., as the successor general partner, was not sought.

     On October 26, 1996, the court entered judgment against the Partnership in the amount of $1,768,048, plus post-judgment interest. Effective October 31, 1996, 950,963 limited partnership units were rescinded. On October 30, 1996, the Partnership distributed to the plaintiffs' escrow agent $1,771,535 in exchange for a full release of the Partnership and McNeil Partners, L.P. The payment consists of the $950,963 original purchase price of the Units, net of distributions previously paid of $294,908, plus $1,115,480 in interest. In addition, in February 1997, the Partnership was required to pay the plaintiffs' attorneys $690,000 for legal expenses. These legal expenses have been accrued at December 31, 1996.

3) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 3, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 3, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

     On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions listed below.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

5) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

6)   Robert Lewis v. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc.,  Robert
     A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     On April 11, 1996, the action was dismissed without prejudice in anticipation of consolidation with other class action complaints. On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------      ---------------------------------------------------

None.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
-------      ------------------------------------------------------------
             RELATED SECURITY HOLDER MATTERS
             -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)     Title of Class                        Number of Record Unit Holders
        --------------                        -----------------------------

        Limited partnership units             8,136 as of January 31, 1997

(C) Cash distributions paid to the limited partners totaled $250,006 in 1996. No distributions were paid to the limited partners in 1995. No distributions have been paid to the General Partner. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.


Statements of                                             Years Ended December 31,
Operations                              1996            1995             1994           1993           1992
------------------                  -------------  -------------    -------------   ------------  ------------
Rental revenue...............       $   9,494,477  $    8,783,408   $   9,110,749   $  9,041,611  $  9,005,516
Provision for loss on
 affiliate advance...........                   -               -               -              -       113,000
Write-down for permanent
 impairment of real estate...                   -       4,633,000               -              -     1,341,133
Loss before extraordinary
 item........................          (2,577,600)     (5,943,886)       (531,497)      (183,926)   (2,442,529)
Extraordinary item...........                   -               -               -              -       224,839
Net loss.....................          (2,577,600)     (5,943,886)       (531,497)      (183,926)   (2,217,690)


Net loss per thousand
 limited partnership units:
Loss before extraordinary
 item........................       $      (30.47) $       (70.14)  $       (6.27)   $     (2.17)  $   (28.82)
Extraordinary item...........                   -               -               -              -         2.65
                                     ------------   -------------   -------------     ----------    ---------
Net loss.....................       $      (30.47) $       (70.14)  $       (6.27)   $     (2.17)  $   (26.17)
                                     ============   =============    ============     ==========    =========

Distributions per thousand
 limited partnership units...       $        2.99  $            -   $        4.77    $     17.80   $    18.50
                                     ============   =============    ============     ==========    =========


                                                              As of December 31,
Balance Sheets                          1996           1995            1994             1993           1992
--------------                      -------------  -------------  --------------    ------------   -----------
Real estate investments, net...     $  38,731,648  $  40,620,473    $ 46,683,563     $47,668,916   $49,587,222
Total assets...................        44,105,856     47,723,941      53,432,562      54,109,784    55,641,482
Mortgage note payable..........         7,381,507      7,381,507       7,381,507       7,366,449     7,384,442
Partners' equity...............        33,981,321     37,464,982      43,408,868      44,340,572    46,017,924

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to engage in the business of acquiring and operating income-producing real properties and holding the properties for investment. Since completion of its capital formation and property acquisition phases in 1986, when it completed the purchase of five properties, the Partnership has operated its properties for production of income. The Partnership's properties were adversely affected by competitive and overbuilt markets, resulting in lower levels of cash from operations. In 1989, the Partnership wrote down the carrying values of two of its office buildings to reflect a permanent decline in value. In 1992, the Partnership recorded a write-down of one of its office buildings and also wrote down the carrying value of its apartment complex. In 1995, the Partnership recorded a further write-down of another of its office buildings. The Partnership continues to operate its portfolio of one apartment complex, three office buildings, and one shopping center.

Harbour Club I Apartments has continued to experience financial difficulties. The cash flow from operations of the property has not been sufficient to fund necessary capital improvements and to make the required monthly debt service payments. Effective January 1, 1993, the Partnership ceased making regularly scheduled debt service and escrow payments. In lieu of the aforementioned payments, the Partnership is funding debt service with the excess cash flow of the property. The Partnership has been notified that the mortgage note payable is in default. Effective January 23, 1997, the mortgage note payable was sold by the United States Department of Housing and Urban Development to an unaffiliated lender. The Partnership is currently attempting to negotiate a cure of the default and a modification of the note agreement with the new lender. If the Partnership is unable to successfully cure the default, the mortgagee could declare the entire indebtedness due and proceed with foreclosure on the property or pursue other actions such as gaining control of the property or placing it in receivership. As of year end, no steps have been taken toward foreclosure.

RESULTS OF OPERATIONS
---------------------

1996 compared to 1995

Revenue:

Total Partnership revenues increased by $634,402 in 1996 as compared to 1995, mainly due to an increase in rental revenue, as discussed below.

Rental revenue in 1996 increased by $711,069 in relation to 1995. The increase was mainly due to increases of approximately $286,000, $56,000, $218,000 and $153,000 at Century Park, Harbour Club I, Kellogg Building and Northwest Plaza, respectively. Rental revenue generated at Fidelity Plaza in 1996 remained comparable to 1995.

The increase in rental revenue at Century Park was mainly due to an increase in average occupancy in 1996. Although occupancy at the end of 1996 was less than the occupancy at December 31 of the prior year, average occupancy in 1996 was 97% as compared to 90% in 1995. In addition, two tenants paid a total of approximately $164,000 in lease termination fees in 1996.

Harbour Club I's increase in rental revenue in 1996 was due an increase in rental rates in 1996--the property's first rental rate increase in five years.

The increase in rental revenue at Kellogg Building was mainly due to an increase in average occupancy in 1996. Kellogg Building had an occupancy rate in the high 90% range throughout 1996, while occupancy was in the low 80% range during the first quarter of 1995 and then rose up to the high 90% range during the remainder of 1995. In addition, there was an increase in reimbursements from tenants for common area maintenance at Kellogg Building in 1996.

Rental revenue increased at Northwest Plaza due to increased income based on sales volume of tenants, partially offset by a decrease in rental revenue due to a decrease in occupancy in 1996. See Item 2 - Properties for a more detailed analysis of occupancy and rents per square foot.

Interest income increased by $20,064 in 1996 as compared to 1995 due to a greater amount of cash available for short-term investment during most of 1996. Although there was a decrease in total cash and cash equivalents in 1996, the decrease was mainly due to the payment of approximately $1.77 million to the limited partners in late October 1996 for the rescission of partnership units.

As discussed in Item 1 - Business, in 1995 the Partnership received cash and common and preferred stock in the reorganized Southmark in settlement of its bankruptcy claims against Southmark. The Partnership recognized a $96,731 gain in 1995 as a result of this settlement. No such gain was recognized in 1996.

Expenses:

Total expenses decreased by $2,731,884 in 1996 as compared to 1995 primarily due to the Partnership recording a $4,633,000 write-down for permanent impairment of Fidelity Plaza Office Building to its estimated fair value in 1995 (see Item 8 -
Note 4 - "Real Estate Investments"). The decrease was partially offset by $1,115,480 of interest paid on rescinded partnership units and an increase in general and administrative expenses during 1996, as discussed below.

In 1996, the Partnership paid approximately $1.77 million to the plaintiffs in a lawsuit. Of this amount, $1,115,480 represents interest on limited partnership units that were rescinded by the Partnership. See Item 3 Legal Proceedings.

Property taxes increased by $138,804 in 1996 as compared to 1995. In 1995, the Partnership received an $84,000 refund of property taxes due to a successful appeal of the property tax assessments on Harbour Club I Apartments. No such refund was received in 1996. Also, property taxes at Northwest Plaza and Kellogg Building increased in 1996 due to an increase in the assessed taxable values of those properties.

Personnel expenses increased by $95,409 in 1996 as compared to 1995. The increase was mainly due to the addition of two maintenance technicians at Fidelity Plaza Office Building and the addition of temporary maintenance technicians at Northwest Plaza Shopping Center.

Repairs and maintenance expense decreased by $115,779 in 1996 as compared to 1995. The decrease was mainly the result of a decrease in contracted repairs at Fidelity Plaza due to the hiring of two maintenance technicians in 1996.

General and administrative expenses in 1996 increased by $714,707 in relation to 1995. The increase was mainly due to the Partnership incurring $690,000 of legal fees relating to the rescission of limited partnership units as discussed in
Item 3 - Legal Proceedings.

In 1995, the Partnership recorded a $4,633,000 write-down for permanent impairment of real estate relating to Fidelity Plaza Office Building. No such write-down was recorded in 1996.

1995 compared to 1994

Revenue:

Total revenues decreased by $198,214 in 1995 as compared to 1994. The decrease was due to a decrease in rental revenue, partially offset by an increase in interest income and a gain on legal settlement, as discussed above.

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

Interest income earned on short-term investments of cash and cash equivalents increased by $32,396 in 1995 as compared to 1994. The increase was due to greater average cash balances invested in these accounts during 1995. The Partnership held $4 million of cash and cash equivalents at December 31, 1996 as compared to $3.1 million at December 31, 1994. In addition, there was an increase in interest rates earned on invested cash in 1995.

Expenses:

Total expenses increased by $5,214,175 in 1995 as compared to 1994. The increase was primarily due to the Partnership recording a $4,633,000 write-down for permanent impairment of Fidelity Plaza Office Building to its estimated fair value, and to an increase in depreciation and amortization and general and administrative expenses, as discussed below.

Depreciation and amortization increased by $144,634 in 1995 in relation to 1994. The increase was primarily due to the addition of depreciable capital improvements at the Partnership's properties, the majority being at Kellogg and Fidelity Plaza office buildings and Northwest Plaza Shopping Center.

In 1995, general and administrative expenses increased by $266,852 in relation to 1994. The increase was due to costs incurred by the Partnership in 1995 relating to evaluation and dissemination of information regarding an unsolicited tender offer as discussed in Item 1 - Business.

In 1995, the Partnership recorded a $4,633,000 write-down for permanent impairment of real estate relating to Fidelity Plaza Office Building. No such write-down was recorded in 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,652,784 of cash through operating activities in 1996 as compared to $2,949,445 in 1995 and $2,803,617 in 1994. The decrease in
1996 as compared to 1995 was primarily due to $1,115,480 of interest paid to limited partners in 1996 to rescind partnership units. In addition, cash paid to suppliers increased due to a general increase in the related expense accounts. The increase in 1995 as compared to 1994 was the result of an increase in cash received from tenants resulting from increased rental revenues as discussed above, as well as a decrease in cash paid to suppliers due to the timing of the payment of invoices at the end of the year. Additionally, in 1995 the Partnership received $96,731 in connection with the settlement of the Southmark bankruptcy, as previously discussed.

The Partnership expended $1,446,558, $2,044,998 and $2,015,525 on capital additions to its real estate investments in 1996, 1995 and 1994, respectively. The decrease in 1996 as compared to 1995 and 1994 was partially due to fewer capital improvements made at Kellogg Building in 1996 since there was little tenant turnover at the building during the current year. In addition, there was a greater amount of lobby and courtyard improvements at Fidelity Plaza Office Building in 1995 and 1994. Approximately $327,000 of improvements were made at Northwest Plaza Shopping Center for asbestos remediation in 1995. These decreases were partially offset by an increase in improvements at Harbour Club I Apartments which were partially made possible by the release of funds from an escrow account held by the mortgagee.

The Partnership distributed $250,006 and $400,207 to the limited partners in 1996 and 1994, respectively. No distributions were paid to the limited partners in 1995.

Short-term liquidity:

At December 31, 1996, the Partnership held cash and cash equivalents of $3,256,746. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1997. Only one property, Harbour Club I Apartments, is encumbered with mortgage debt and another property, Fidelity Plaza, is encumbered with lease obligations. As previously discussed, the Harbour Club I mortgage debt is currently in default. The Partnership has budgeted approximately $1,416,000 for necessary capital improvements for all properties in 1997, which are expected to be funded from available cash reserves or from operations of the properties.

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

In February 1997, the Partnership distributed $499,994 to the limited partners from cash from operations.

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

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to the limited partners by December 1999.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------      -------------------------------------------

                                                                                                      Page
                                                                                                      Number
                                                                                                      ------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       18

   Balance Sheets at December 31, 1996 and 1995...................................                       19

   Statements of Operations for each of the three years in the period
      ended December 31, 1996.....................................................                       20

   Statements of Partners' Equity (Deficit) for each of the three years in the
      period ended December 31, 1996..............................................                       21

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1996.....................................................                       22

   Notes to Financial Statements..................................................                       24

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated Depreciation
         and Amortization.........................................................                       35








All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXV, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXV, L.P. (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXV, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 10, 1997

                        McNEIL REAL ESTATE FUND XXV, L.P.

                                 BALANCE SHEETS

                                                                                  December 31,
                                                                       ------------------------------------
                                                                            1996                 1995
                                                                       ---------------    -----------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     5,524,462    $      5,524,462
   Buildings and improvements...............................                65,777,015          64,330,457
                                                                        --------------       -------------
                                                                            71,301,477          69,854,919
   Less:  Accumulated depreciation and amortization.........               (32,569,829)        (29,234,446)
                                                                        --------------       -------------
                                                                            38,731,648          40,620,473

Cash and cash equivalents...................................                 3,256,746           3,987,381
Cash segregated for security deposits.......................                   314,762             300,223
Note receivable.............................................                   344,225             344,225
Accounts receivable, net of allowance for doubtful
   accounts of $677,123 and $714,050 at
   December 31, 1996 and 1995, respectively.................                   791,836             802,426
Escrow deposits.............................................                    75,327             979,938
Deferred borrowing costs, net of accumulated
   amortization of $76,755 and $67,623 at
   December 31, 1996 and 1995, respectively.................                   241,995             251,127
Prepaid expenses and other assets...........................                   349,317             438,148
                                                                        --------------       -------------
                                                                       $    44,105,856     $    47,723,941
                                                                        ==============      ==============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable.......................................           $     7,381,507     $     7,381,507
Accounts payable and accrued expenses.......................                   995,763             694,624
Accrued interest............................................                   178,277             686,502
Accrued property taxes......................................                   502,142             450,530
Payable to affiliates - General Partner.....................                   146,998              98,407
Land lease obligation.......................................                   246,332             277,132
Deferred gain...............................................                   344,225             344,225
Security deposits and deferred rental revenue...............                   329,291             326,032
                                                                        --------------       -------------
                                                                            10,124,535          10,258,959
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 84,000,000 limited partnership units
     authorized; 82,943,685 and 83,894,648 limited
     partnership units issued and outstanding at
     December 31, 1996 and 1995, respectively...............                34,440,696          37,898,581
   General Partner..........................................                  (459,375)           (433,599)
                                                                        --------------       -------------
                                                                            33,981,321          37,464,982
                                                                        --------------       -------------
                                                                       $    44,105,856     $    47,723,941
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996                1995             1994
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $    9,494,477     $    8,783,408    $     9,110,749
   Interest................................               227,778            207,714            175,318
   Gain on legal settlement................                     -             96,731                  -
                                                    -------------      -------------     --------------
     Total revenue.........................             9,722,255          9,087,853          9,286,067
                                                    -------------      -------------     --------------

Expenses:
   Interest................................               884,739            826,447            829,172
   Interest - rescission of limited
     partnership units.....................             1,115,480                  -                  -
   Depreciation and amortization...........             3,335,383          3,475,088          3,330,454
   Property taxes..........................               785,113            646,309            609,868
   Personnel expenses......................               808,310            712,901            653,002
   Repairs and maintenance.................             1,065,820          1,181,599          1,168,248
   Property management fees -
     affiliates............................               544,865            523,338            534,044
   Utilities...............................               826,634            832,683            825,605
   Other property operating expenses.......               935,349            876,510            852,211
   General and administrative..............             1,100,368            385,661            118,809
   General and administrative -
     affiliates............................               897,794            938,203            896,151
   Write-down for permanent
     impairment of real estate.............                     -          4,633,000                  -
                                                    -------------      -------------     --------------
     Total expenses........................            12,299,855         15,031,739          9,817,564
                                                    -------------      -------------     --------------

Net loss...................................        $   (2,577,600)    $   (5,943,886)   $      (531,497)
                                                    =============      =============     ==============

Net loss allocable to limited partners.....        $   (2,551,824)    $   (5,884,447)   $      (526,182)
Net loss allocable to General Partner......               (25,776)           (59,439)            (5,315)
                                                    -------------      -------------     ---------------
Net loss...................................        $   (2,577,600)    $   (5,943,886)   $      (531,497)
                                                    =============      =============     ==============

Net loss per weighted average
   thousand limited partnership
   units...................................        $       (30.47)    $       (70.14)   $         (6.27)
                                                    =============      =============     ==============

Distributions per weighted
   average thousand limited
   partnership units.......................        $         2.99     $            -    $           4.77
                                                    =============      =============     ===============


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1996, 1995 and 1994


                                                                                                     Total
                                                      General                 Limited               Partners'
                                                      Partner                 Partners               Equity
                                                  ---------------        ----------------      -----------------
Balance at December 31, 1993..............        $     (368,845)        $    44,709,417       $     44,340,572

Net loss..................................                (5,315)               (526,182)              (531,497)

Distributions.............................                     -                (400,207)              (400,207)
                                                  --------------          --------------        ---------------

Balance at December 31, 1994..............              (374,160)             43,783,028             43,408,868

Net loss..................................               (59,439)             (5,884,447)            (5,943,886)
                                                  --------------          --------------        ---------------

Balance at December 31, 1995..............              (433,599)             37,898,581             37,464,982

Rescission of 950,963 limited
   partnership units (net of distributions
   previously paid of $294,908)...........                     -                (656,055)              (656,055)

Net loss..................................               (25,776)             (2,551,824)            (2,577,600)

Distributions.............................                     -                (250,006)              (250,006)
                                                  --------------          --------------        ---------------

Balance at December 31, 1996..............       $      (459,375)        $    34,440,696       $     33,981,321
                                                  ==============          ==============        ===============




                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                               For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1996                1995               1994
                                                   ---------------    ---------------   ----------------
Cash flows from operating activities:
   Cash received from tenants..............        $    9,467,928     $    9,129,170    $     9,042,034
   Cash paid to suppliers..................            (4,048,866)        (3,488,428)        (3,660,436)
   Cash paid to affiliates.................            (1,394,068)        (1,445,561)        (1,421,135)
   Interest received.......................               227,778            207,714            175,318
   Interest paid...........................              (784,518)          (685,155)          (578,964)
   Interest paid to limited partners for
     rescission of partnership units.......            (1,115,480)                 -                  -
   Property taxes paid and escrowed........              (699,990)          (865,026)          (753,200)
   Cash received from legal settlement.....                     -             96,731                  -
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..............................             1,652,784          2,949,445          2,803,617
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................            (1,446,558)        (2,044,998)        (2,015,525)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Reinstatement of mortgage principal.....                     -                  -             15,058
   Payments on capitalized land
     lease obligation......................               (30,800)           (43,003)           (36,893)
   Rescission of limited partnership
     units.................................              (656,055)                 -                  -
   Distributions paid......................              (250,006)                 -           (400,207)
                                                    -------------      -------------     --------------
Net cash used in financing activities......              (936,861)           (43,003)          (422,042)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash
   and cash equivalents....................              (730,635)           861,444            366,050

Cash and cash equivalents at
   beginning of year.......................             3,987,381          3,125,937          2,759,887
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
   of year.................................        $    3,256,746     $    3,987,381    $     3,125,937
                                                    =============      =============     ==============


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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS


               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                              For the Years Ended December 31,
                                                    ----------------------------------------------------
                                                         1996               1995               1994
                                                    --------------    ---------------   ----------------
Net loss...................................         $  (2,577,600)    $   (5,943,886)   $      (531,497)
                                                     ------------      --------------    --------------

Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Depreciation and amortization...........             3,335,383          3,475,088          3,330,454
   Amortization of deferred borrowing
     costs.................................                 9,132              9,132              9,132
   Amortization of deferred gain...........                     -             (4,115)           (60,062)
   Allowance for doubtful accounts.........               (36,927)           152,624             48,242
   Write-down for permanent
     impairment of real estate.............                     -          4,633,000                  -
   Changes in assets and liabilities:
     Cash segregated for security deposits.               (14,539)           (16,430)           (32,920)
     Note receivable.......................                     -                  -             67,316
     Accounts receivable...................                47,517            214,838            (37,793)
     Escrow deposits.......................               904,611            175,339             20,200
     Prepaid expenses and other
       assets..............................                88,831            (28,528)           (16,258)
     Accounts payable and accrued
       expenses............................               301,139            519,605           (207,123)
     Accrued interest......................              (508,225)           132,160            241,076
     Accrued property taxes................                51,612           (407,770)           (45,345)
     Payable to affiliates - General
       Partner.............................                48,591             15,980              9,060
     Security deposits and deferred
       rental revenue......................                 3,259             22,408              9,135
                                                    -------------      -------------     --------------

         Total adjustments.................             4,230,384          8,893,331          3,335,114
                                                    -------------      -------------     --------------

Net cash provided by operating
   activities..............................        $    1,652,784     $    2,949,445    $     2,803,617
                                                    =============      =============     ==============



                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XXV, L.P. (the "Partnership"), formerly known as Southmark Equity Partners II, Ltd., was organized on February 15, 1985 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate commercial and residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The General Partner was elected at a meeting of limited partners on March 26, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

The Partnership is engaged in diversified real estate activities including the ownership, operation and management of commercial office, retail and residential real estate. The Partnership has determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. At December 31, 1996, the Partnership owned five income-producing properties as described in Note 4 - "Real Estate Investments."

Basis of Presentation
---------------------

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

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated recoverable amount.

The Partnership's method of accounting for real estate investments is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which the Partnership adopted effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the accompanying financial statements.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Depreciation and Amortization
-----------------------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 25 years. Tenant improvements are capitalized and are amortized over the terms of the related tenant lease, using the straight-line method.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash on deposit in financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Escrow Deposits
---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of its mortgage indebtedness agreement. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and/or property replacements. Carrying amounts for escrow deposits approximate fair value.

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using a method that approximates the effective interest method over the term of the related mortgage note payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Rental Revenue
--------------

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

Income Taxes
------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
-------------------------------------

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1996, 1995 and 1994 have been made in accordance with these provisions.

Distributions
-------------

At the discretion of the General Partner, distributable cash (other than cash from sales or refinancing) shall be distributed 100% to the limited partners, with such distributions first paying the limited partners' Priority Return and then to all limited partners on a per limited partnership unit ("Unit") basis. At the discretion of the General Partner, the limited partners will receive 100% of distributable cash from sales or refinancing with such distributions first paying the limited partners' Priority Return, then repayment of Original Invested Capital, and of the remainder, to the limited partners on a per Unit basis. The limited partners' Priority Return represents a 9.25% cumulative return on their Adjusted Invested Capital balance, as defined.

In connection with a Terminating Disposition, as defined, cash from sales or refinancing and any remaining reserves shall be allocated among, and distributed to, the General Partner and limited partners in proportion to, and to the extent of, their positive capital account balances after the net income has been allocated pursuant to the above.

The Partnership distributed $250,006 of cash from operations to the limited partners in 1996 and $400,207 in 1994. No distributions were paid to the limited partners in 1995 and no distributions have been paid to the General Partner.

In February 1997, the Partnership distributed $499,994 to the limited partners from cash from operations.

Net Loss Per Thousand Limited Partnership Units
-----------------------------------------------

Net loss per thousand limited partnership units is computed by dividing net loss allocated to the limited partners by the weighted average number of Units outstanding expressed in thousands. Per thousand Unit information has been computed based on 83,736, 83,895 and 83,901 weighted average thousand Units outstanding in 1996, 1995 and 1994, respectively.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                           For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996               1995               1994
                                                   --------------     --------------    ---------------
Property management fees - affiliates .....        $      544,865     $      523,338    $       534,044
Charged to general and
   administrative - affiliates:
   Partnership administration..............               225,956            290,839            269,869
   Asset management fee....................               671,838            647,364            626,282
                                                    -------------      -------------     --------------
                                                   $    1,442,659     $    1,461,541    $     1,430,195
                                                    =============      =============     ==============

Payable to affiliates - General Partner at December 31, 1996 and 1995 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

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

NOTE 3 - TAXABLE INCOME
-----------------------

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $22,409,365 in 1996, $21,873,312 in 1995 and $16,552,291 in 1994.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis  and  accumulated   depreciation   of   the Partnership's  real estate
investments at December 31, 1996 and 1995 are set forth in the following tables:

                                                                         Accumulated
                                                   Buildings and         Depreciation         Net Book
       1996                         Land           Improvements        and Amortization         Value
       ----                    --------------      ------------        ----------------   ---------------
Century Park
   Las Vegas, NV               $    1,439,077      $   14,775,849      $   (7,525,841)     $    8,689,085
Fidelity Plaza
   Long Beach, CA                     553,946          12,501,920          (7,897,655)          5,158,211
Harbour Club I
   Belleville, MI                   1,069,513           9,450,779          (3,918,017)          6,602,275
Kellogg Office Building
   Littleton, CO                    1,142,889           9,912,810          (5,316,049)          5,739,650
Northwest Plaza
   Dayton, OH                       1,319,037          19,135,657          (7,912,267)         12,542,427
                                -------------       -------------       -------------       -------------
                               $    5,524,462      $   65,777,015      $  (32,569,829)     $   38,731,648
                                =============       =============       =============       =============

                                                                         Accumulated
                                                   Buildings and         Depreciation        Net Book
       1995                         Land           Improvements        and Amortization        Value
       ----                    --------------      ------------        ----------------   ---------------


Century Park                   $    1,439,077      $   14,499,831      $   (6,731,004)      $   9,207,904
Fidelity Plaza                        553,946          12,094,420          (7,147,930)          5,500,436
Harbour Club I                      1,069,513           9,005,791          (3,476,511)          6,598,793
Kellogg Office Building             1,142,889           9,814,830          (4,816,041)          6,141,678
Northwest Plaza                     1,319,037          18,915,585          (7,062,960)         13,171,662
                                -------------       -------------       -------------        ------------
                               $    5,524,462      $   64,330,457      $  (29,234,446)      $  40,620,473
                                =============       =============       =============        ============


Fidelity Plaza is a ten-story office building located in downtown Long Beach, California. The southern California area has experienced declining economic conditions over the past several years, and the Partnership has been monitoring conditions closely with the expectations that a rebound would occur. Several factors led to the conclusion that the Partnership had sustained a permanent impairment in the fair value of the asset as follows. The Partnership had originally intended to hold the asset until such time as the real estate market in the area and the performance of the property improved to permit the Partnership to achieve its capital preservation and capital gains objectives. While conditions had improved in 1995, the estimated holding period of the asset was reduced as it became evident that economic factors will not allow for the

Partnership to recover its costs over a reasonable period of time. Based upon projected cash flows over the reduced holding period, as well as an analysis of comparable office buildings in the Long Beach area, the Partnership revised its estimated net realizable value of the property; and accordingly, a write-down for permanent impairment of $4,633,000 was recorded in 1995.

The Partnership leases its commercial properties under non-cancelable operating leases. Future minimum rents to be received as of December 31, 1996 are as follows:

           1997....................................        $  5,801,000
           1998....................................           4,714,000
           1999....................................           3,333,000
           2000....................................           2,254,000
           2001....................................           1,695,000
                  Thereafter.......................           6,795,000
                                                            -----------
                    Total                                  $ 24,592,000
                                                            ===========

Future minimum rentals do not include contingent rentals based on sales volume of tenants. Contingent rentals amounted to $227,311, $0 and $485,412 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes and other expenses. These expense reimbursements amounted to $401,820, $320,960 and $339,690 for the years ended December 31, 1996, 1995 and 1994, respectively. These contingent rents and expense reimbursements are included in rental revenue on the Statements of Operations.

Harbour Club I Apartments is encumbered by mortgage indebtedness as discussed in
Note 6 - "Mortgage Note Payable." Fidelity Plaza is subject to four ground leases as discussed in Note 5 - "Leases."

NOTE 5 - LEASES
---------------

The Partnership leases the land on which Fidelity Plaza is located under four ground leases (one capital lease and three noncancelable operating leases). At December 31, 1996, minimum rental payments under such leases were as follows.

                                                     Capital        Operating
                                                     Lease            Leases
                                                   ---------      ------------
         1997...............................       $ 103,538      $    204,396
         1998...............................         103,538           204,396
         1999...............................         103,538           204,396
         2000...............................          94,910           204,396
         2001...............................               -           204,396
         Thereafter.........................               -        11,852,360
                                                    --------       -----------
         Total minimum payments due.........       $ 405,524      $ 12,874,340
                                                                   ===========

         Less amount representing
           interest.........................        (159,192)
                                                    --------

         Present value of land lease
           obligation.......................       $ 246,332
                                                    ========

Monthly payments are required under the terms of the leases. The capital lease expires in December 2000. The largest operating lease expires in December 2065, while the other two operating leases expire in June and August 2021.

Land recorded under the capital lease totaled $553,946 at December 31, 1996 and 1995. The lease contains an option to purchase the land for $1 in 2001.

Ground lease expense of $203,704, $201,544 and $200,694 relating to the three operating leases is included in the Statements of Operations with other property operating expenses for the years ended December 31, 1996, 1995 and 1994, respectively.

The ground leases contain certain provisions that may give the lessor the right to terminate the leases as a result of the March 1992 restructuring of the Partnership. The lessors have been requested to waive their right to terminate the leasehold, and they may require the payment of fees as a condition to granting such waiver. If the waivers are not obtained, the leases could be terminated. However, management believes the likelihood of this outcome is remote.

NOTE 6 - MORTGAGE NOTE PAYABLE
------------------------------

The following sets forth the mortgage note payable of the Partnership at December 31, 1996 and 1995. The mortgage note payable is secured by the related real estate investment.

                         Mortgage     Annual          Monthly
                         Lien         Interest        Payments/                   December 31,
Property                 Position (a) Rate %          Maturity                1996           1995
--------                 ------------------           -------------       -----------     -----------

Harbour Club I           First        10.25           (b)    06/23        $ 7,381,507     $ 7,381,507
                                                                           ==========      ==========

(a)     The debt is non-recourse to the Partnership.

(b)     Effective  January 1, 1993,  the  Partnership  ceased  making  regularly scheduled debt service and escrow payments. In lieu of the aforementioned payments, the Partnership is funding debt service with the excess cash flow of the property. The Partnership has been notified that the mortgage note payable is in default. During 1996, the mortgagee applied approximately $599,000 of mortgagee held escrow funds to the outstanding interest payable balance. Effective January 23, 1997, the mortgage note payable was sold by the mortgagee to an unaffiliated lender. The Partnership is currently attempting to negotiate a cure of the default and a modification of the note agreement with the new lender. If the Partnership is unable to successfully cure the default, the mortgagee could declare the entire indebtedness due and proceed with foreclosure on the property or pursue other actions such as gaining control of the property or placing it in receivership.

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $8,675,000 at December 31, 1996 and $9,018,000 at December 31, 1995.

NOTE 7 - ACCOUNTS RECEIVABLE
----------------------------

The accounts receivable balance includes amounts due from tenants for base rent, common area maintenance, percentage rents and other miscellaneous amounts. In addition, accounts receivable includes amounts relating to rental guarantees from the seller of Century Park Office Building of approximately $470,000 at December 31, 1996 and 1995. The allowance for doubtful accounts primarily consists of amounts for those rental guarantee payments which are not expected to be collected.

NOTE 8 - DEFERRED GAIN
----------------------

In October 1992, the Partnership agreed to restructure a lease with a major tenant of Kellogg Office Building. Under the terms of the restructuring, the tenant relinquished approximately 20,000 square feet of office space, of which approximately 10,000 square feet was subleased to another tenant, and retained existing space at a reduced rate. In connection with the restructuring, the tenant signed a promissory note in the amount of $500,000 secured by an interest in a coal mine, assigned an interest in a sublease with a third party, and transferred 50,000 shares of Confertech International, Inc. common stock to the Partnership. In 1992, the Partnership recorded a deferred gain of $628,938 as a result of this transaction. In 1993, the Partnership sold all 50,000 shares of the stock for $243,855 and recognized a $43,855 gain on sale of marketable securities. The Partnership also recognized the portion of the deferred gain that related to the common stock. The portion of the deferred gain that relates to the promissory note is being amortized as payments on the note are received. The recognition of deferred gain of $64,158 in 1994 is included in rental revenue on the Statements of Operations. No deferred gain was recognized in 1996 or 1995 since no payments were received on the promissory note. The note receivable is currently in default and management has commenced collection efforts.

NOTE 9 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Affiliated Partnerships based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. Shortly before trial, the district court judge once again granted summary judgment against the Affiliated Partnerships on December 2, 1996. The Partnership is continuing to pursue vigorously its claims against Ernst & Young; however, the final outcome of this litigation cannot be determined at this time.

2)   Martha Hess, et al. v.  Southmark   Equity  Partners  II,  Ltd. (presently
     known as McNeil Real Estate Fund XXV, L.P.), Southmark Income Investors, Ltd., Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd., Southmark Realty Partners II, Ltd., McNeil Partners, L.P. et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. - Illinois Appellate Court for the First District, Fifth Division, as consolidated Case No. 90-107 (remanded back to Trial Court - Circuit Court of Cook County, Illinois County Department, Chancery Division, as consolidated Case No. 88 CH 4670 (L92026).

     Consolidated with these cases were an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually, and on behalf of a putative class of parties similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five (5) Southmark (now McNeil) partnerships (as defined in this Section 2, the "Defendants"), and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group, which pursuant to the Appellate Court's ruling, included the Partnership. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal. On June 15, 1994, the Appellate Court issued its mandate sending the case back to Trial Court.

     In late January 1995, plaintiffs filed a Motion to File an Amended Consolidated Class Action Complaint, which amends the complaint to name McNeil Partners, L.P. as the successor general partner to Southmark Investment Group. In February 1995, Plaintiffs filed a Motion for Class Certification. The amended cases against the defendant-group, and others are proceeding under the caption George and Joy Krugler v. I.R.E. Real Estate Income Fund, Jerry and Barbara Neumann v. Southmark Equity Partners II (McNeil Real Estate Fund XXV, L.P.), Richard and Theresa Bartoszewski v. Southmark Realty Partners III (McNeil Real Estate Fund XXIII, L.P.), and Edward and Rose Weskerna v. Southmark Realty Partners II (McNeil Real Estate Fund XXII, L.P.).

     In September 1995, the Court granted plaintiffs' Motion to File an Amended Complaint, to Consolidate and for Class Certification. Defendants answered the complaint and plead that the plaintiffs did not give timely notice of their desire to rescind within six months of knowing that right, as required by law.

     Plaintiffs filed a Motion for Summary Judgment against the remaining partnership defendants, as well as the initial general partners. The Court ruled on plaintiffs' Motion for Summary Judgment on April 25, 1996, and entered partial summary judgment against the Partnership, as well as the initial general partner. Summary judgment against McNeil Partners, L.P., as the successor general partner, was not sought.

     On October 26, 1996, the court entered judgment against the Partnership in the amount of $1,768,048, plus post-judgment interest. Effective October 31, 1996, 950,963 limited partnership units were rescinded. On October 30, 1996, the Partnership distributed to the plaintiffs' escrow agent $1,771,535 in exchange for a full release of the Partnership and McNeil Partners, L.P. The payment consists of the $950,963 original purchase price of the Units, net of distributions previously paid of $294,908, plus $1,115,480 in interest. In addition, in February 1997, the Partnership was required to pay the plaintiffs' attorneys $690,000 for legal expenses. These legal expenses have been accrued at December 31, 1996.

3) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section 3, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section 3, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

     On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions listed below.

     The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

4)   Alfred Napoletano v. McNeil Partners, L.P., McNeil Investors,  Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133849 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

5) Warren Heller v. McNeil Partners, L.P., McNeil Investors, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P. - Superior Court of the State of California, County of Los Angeles, Case No. BC133957 (Class Action Complaint). On January 7, 1997, this action was consolidated by court order with Scholfield, et al., referenced above.

6)   Robert Lewis v. McNeil  Partners,  L.P.,  McNeil  Investors,  Inc.,  Robert
     A. McNeil et al. - In the District Court of Dallas County, Texas, A-14th Judicial District, Cause No. 95-08535 (Class Action) - Plaintiff, Robert Lewis, is a limited partner with McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund X, Ltd. and McNeil Real Estate Fund XV, Ltd.

     On April 11, 1996, the action was dismissed without prejudice in anticipation of consolidation with other class action complaints. On January 7, 1997, this action was consolidated by court order with Schofield, et al., referenced above.

7) McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund V, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXIV, L.P., and McNeil Real Estate Fund XXV, L.P. v. High River Limited Partnership, Riverdale Investors Corp., Carl C. Icahn, and Unicorn Associates Corporation - United States District Court for the Central District of California, Case No. 96-5680SVW.

     On August 12,  1996,  High River  Limited  Partnership  (as defined in this
     Section 7, "High River"), a partnership controlled by Carl C. Icahn, sent a letter to the partnerships referenced above demanding lists of the names, current residences or business addresses and certain other information concerning the unitholders of such partnerships. On August 19, 1996, these partnerships commenced the above action seeking, among other things, to declare that such partnerships are not required to provide High River with a current list of unitholders on the grounds that the defendants commenced a tender offer in violation of the federal securities laws by filing certain Schedule 13D Amendments on August 5, 1996.

     On October 16, 1996, the presiding judge denied the partnerships' requests for a permanent and preliminary injunction to enjoin High River's tender offers and granted the defendants request for an order directing the partnerships to turn over current lists of unitholders to High River forthwith. On October 24, 1996, the partnerships delivered the unitholder lists to High River. The judge's decision resolved all the issues in the action.

NOTE 10 - RESCISSION OF LIMITED PARTNERSHIP UNITS
-------------------------------------------------

As discussed in Note 9 - "Legal Proceedings," on October 26, 1996, a judgment was entered against the Partnership which effectively rescinded 950,963 Units of the Partnership as of October 31, 1996. Pursuant to the court order, the Partnership made settlement payments to an escrow agent on behalf of the plaintiff limited partners totaling $1,771,535 on October 30, 1996. The payments consisted of two components. The first component of $656,055, which is recorded as a rescission of limited partnership units on the Statements of Partners' Equity (Deficit), represents the return of the limited partners' equity investments, net of all distributions previously paid to them. The second component of $1,115,480, which is recorded as interest - rescission of limited partnership units on the Statements of Operations, represents interest paid on the rescinded Units pursuant to the court judgment. Additionally, on February 6, 1997, the Partnership agreed to pay the plaintiffs $690,000 for attorney fees in exchange for a release of all claims against the Partnership and General Partner. This settlement amount has been accrued at December 31, 1996, and is recorded as a general and administrative expense on the Statements of Operations.

                        McNEIL REAL ESTATE FUND XXV, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                                                                  Cumulative           Costs
                                                       Initial Cost                Write-down       Capitalized
                         Related                              Buildings and     and Permanent       Subsequent
Description              Encumbrances(c)       Land           Improvements       Impairment(b)     To Acquisition
-----------              ---------------       ----           -------------     --------------     --------------
APARTMENTS:
Harbour Club I
   Belleville, MI          $    7,381,507    $      763,364    $    8,792,575    $    (338,092)   $    1,302,445

OFFICE BUILDINGS:

Century Park
   Las Vegas, NV                        -         1,549,077        12,537,373       (1,000,000)        3,128,476

Fidelity Plaza
   Long Beach, CA                 246,332           541,239        13,172,687       (4,633,000)        3,974,940

Kellogg Office Building
   Littleton, CO                        -         1,743,070        12,804,735       (5,003,041)        1,510,935

RETAIL CENTER:

Northwest Plaza
   Dayton, OH                           -         1,319,037        17,528,258                 -        1,607,399
                           --------------    --------------    --------------     -------------    -------------

                          $     7,627,839   $     5,915,787   $    64,835,628    $  (10,974,133)  $   11,524,195
                           ==============    ==============    ==============     =============    =============


(b) The carrying value of Century Park and Kellogg Office Building were reduced by $1,000,000 and $4,000,000, respectively, in 1989. In 1992, the carrying value of Kellogg Office Building was further reduced by $1,003,041 and the carrying value of Harbour Club I Apartments was reduced by $338,092. The carrying value of Fidelity Plaza was reduced by $4,633,000 in 1995.

(c) Related encumbrances include a mortgage note payable and a capitalized land lease obligation.


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXV, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                            Gross Amount at
                                     Which Carried at Close of Period                 Accumulated
                                                 Buildings and                        Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                      ----            ------------          ---------      ----------------
APARTMENTS:
Harbour Club I
   Belleville, MI             $    1,069,513     $    9,450,779   $     10,520,292    $   (3,918,017)

OFFICE BUILDINGS:

Century Park
   Las Vegas, NV                   1,439,077         14,775,849         16,214,926        (7,525,841)

Fidelity Plaza
   Long Beach, CA                    553,946         12,501,920         13,055,866        (7,897,655)

Kellogg Office Building
   Littleton, CO                   1,142,889          9,912,810         11,055,699        (5,316,049)

RETAIL CENTER:

Northwest Plaza
   Dayton, OH                      1,319,037         19,135,657         20,454,694        (7,912,267)
                               -------------      -------------    ---------------     -------------

                              $    5,524,462     $   65,777,015   $     71,301,477    $  (32,569,829)
                               =============      =============    ===============     =============


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-39 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $82,474,437 and accumulated depreciation was $33,177,798 at December 31, 1996.


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXV, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996


                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
APARTMENTS:
Harbour Club I
   Belleville, MI               1969                        06/86                   5-25

OFFICE BUILDINGS:

Century Park
   Las Vegas, NV                1984                        05/86                   5-25

Fidelity Plaza
   Long Beach, CA               1968                        12/85                   5-25

Kellogg Office Building
   Littleton, CO                1983                        12/85                   5-25

RETAIL CENTER:

Northwest Plaza
   Dayton, OH                   1964/1980                   06/86                   5-25




                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:


                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996                1995                1994
                                                   --------------    ---------------    ---------------
Real estate investments:

Balance at beginning of year...............        $   69,854,919    $    72,442,921    $    70,097,820

Improvements...............................             1,446,558          2,044,998          2,015,525

Land acquired in settlement of lawsuit.....                     -                  -            329,576

Write-down for permanent
   impairment of real estate...............                     -         (4,633,000)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   71,301,477    $    69,854,919    $    72,442,921
                                                    =============     ==============     ==============



Accumulated depreciation and amortization:

Balance at beginning of year...............        $   29,234,446    $    25,759,358    $    22,428,904

Depreciation and amortization..............             3,335,383          3,475,088          3,330,454
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   32,569,829    $    29,234,446    $    25,759,358
                                                    =============     ==============     ==============


                                                     PART III

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------       -----------------------------------------------------------
              AND FINANCIAL DISCLOSURES
              -------------------------

None.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
-----------------             ---       -------------------------------------

Robert A. McNeil,              76       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               53       Mrs.   McNeil   is    Co-Chairman,  with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Center,  California's  first  accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin County, CA. Mrs.
                                        McNeil serves on the International Board of Directors of the Salk Institute.

                                        Other Principal Occupations and Other
Name and Position              Age      Directorships During the Past 5 Years
-----------------              ---      -------------------------------------

Ron K. Taylor                  39       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------     --------------------------------------------------------------

(A) Security ownership of certain beneficial owners.

No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, was known by the Partnership to own more than 5% of the Units, other than High River Limited Partnership which owns 7,352,244 Units at January 31, 1997 (approximately 8.86% of the outstanding Units). The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

(B) Security ownership of management.

The General Partner and the officers and directors of its general partner, collectively own 27,322 limited partnership units, which represents less than 1% of the outstanding limited partnership units.

(C)   Change in control.

None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential properties and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1996, the Partnership paid or accrued $671,838 of such asset management fees.

The Partnership pays property management fees equal to 5% of the gross rental receipts of residential properties and 6% for commercial properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1996, the Partnership paid or accrued $770,821 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 8 - Note 2 - "Transactions With Affiliates."

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------     -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

(A)      Exhibits

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

         10.2 Portfolio Services Agreement dated February 14, 1991, between Southmark Equity Partners II, Ltd. and McNeil Real Estate Management, Inc. (1)

         Exhibit
         Number                             Description
         -------                            -----------

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

         10.4 Property Management Agreement dated March 26, 1992, between McNeil Real Estate Fund XXV, L.P. and McNeil Real Estate Management, Inc. (2)

         10.5 Amendment of Property Management Agreement dated March 5, 1993 by McNeil Real Estate Fund XXV, L.P. and McNeil Real Estate Management, Inc. (2)

         10.6 Property Management Agreement dated March 26, 1992 between Van Buren Associates Limited Partnership and McNeil Real Estate Management, Inc.
                                            (2)

         10.7 Amendment of Property Management Agreement dated March 5, 1993, by Van Buren Associates Limited Partnership and McNeil Real Estate Management, Inc. (2)

          11. Statement regarding computation of Net Income (Loss) per Thousand Limited Partnership Unit (see Item 8
                                            -   "Organization   and  Summary  of
                                            Significant Accounting Policies").


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

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                        McNEIL REAL ESTATE FUND XXV, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                McNEIL REAL ESTATE FUND XXV, L.P.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



March 28, 1997                    By:  /s/  Robert A. McNeil
---------------                         ----------------------------------------
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



March 28, 1997                     By:  /s/  Ron K. Taylor
--------------                          ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




March 28, 1997                     By:  /s/  Carol A. Fahs
--------------                          ----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)