Form 10-Q
period 1997-03-31
MCNEIL REAL ESTATE FUND XXV LP
filed 1997-05-14
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended      March 31, 1997
                          ------------------------------------------------------


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




             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
            (Address of principal executive offices)         (Zip code)



Registrant's telephone number, including area code       (972) 448-5800
                                                    ----------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,          December 31,
                                                                            1997                 1996
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     5,524,462      $    5,524,462
   Buildings and improvements...............................                65,937,186          65,777,015
                                                                        --------------       -------------
                                                                            71,461,648          71,301,477
   Less:  Accumulated depreciation and amortization.........               (33,357,719)        (32,569,829)
                                                                        --------------       -------------
                                                                            38,103,929          38,731,648

Cash and cash equivalents...................................                 2,036,705           3,256,746
Cash segregated for security deposits.......................                   317,025             314,762
Note receivable.............................................                   344,225             344,225
Accounts receivable, net of allowance for doubtful
   accounts of $677,123 at March 31, 1997 and
   December 31, 1996........................................                   790,045             791,836
Escrow deposits.............................................                    41,318              75,327
Deferred borrowing costs, net of accumulated
   amortization of $79,038 and $76,755 at March
    31, 1997 and December 31, 1996, respectively............                   239,712             241,995
Prepaid expenses and other assets...........................                   337,836             349,317
                                                                        --------------       -------------
                                                                       $    42,210,795      $   44,105,856
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable.......................................           $     7,381,507      $    7,381,507
Accounts payable and accrued expenses.......................                   213,779             995,763
Accrued interest............................................                         -             178,277
Accrued property taxes......................................                   395,057             502,142
Payable to affiliates.......................................                    58,858             146,998
Land lease obligation.......................................                   237,025             246,332
Deferred gain...............................................                   344,225             344,225
Security deposits and deferred rental revenue...............                   318,018             329,291
                                                                        --------------       -------------
                                                                             8,948,469          10,124,535
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 84,000,000 limited partnership units
     authorized; 82,943,685 limited partnership units
     issued and outstanding at March 31, 1997 and
     December 31, 1996......................................                33,723,891          34,440,696
   General Partner..........................................                  (461,565)           (459,375)
                                                                        --------------       -------------
                                                                            33,262,326          33,981,321
                                                                        --------------       -------------
                                                                       $    42,210,795      $   44,105,856
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                           ---------------------------------
                                                                                1997                1996
                                                                           --------------     --------------
Revenue:
     Rental revenue...........................................             $    2,215,120     $    2,309,392
     Interest .................................................                    39,437             56,130
                                                                           --------------      -------------
       Total revenue...........................................                 2,254,557          2,365,522
                                                                            -------------      -------------

Expenses:
     Interest..................................................                   211,015            216,136
     Depreciation and amortization.............................                   787,890            870,621
     Property taxes............................................                   205,343            238,501
     Personnel costs...........................................                   238,505            230,575
     Utilities.................................................                   189,471            187,276
     Repairs and maintenance...................................                   258,197            238,558
     Property management fees -affiliates......................                   127,106            128,129
     Other property operating expenses.........................                   205,501            193,786
     General and administrative................................                    51,481             42,391
     General and administrative - affiliates...................                   199,049            227,556
                                                                            -------------      -------------
       Total expenses..........................................                 2,473,558          2,573,529
                                                                            -------------      -------------

Net loss.......................................................            $     (219,001)    $     (208,007)
                                                                            =============      =============


Net loss allocable to limited partners.........................            $     (216,811)    $     (205,927)
Net loss allocable to General Partner..........................                    (2,190)            (2,080)
                                                                            -------------      -------------
Net loss.......................................................            $     (219,001)    $     (208,007)
                                                                            =============      =============


Net loss per thousand limited partnership units................            $        (2.61)    $        (2.45)
                                                                            =============      =============


Distributions per thousand limited partnership units...........            $         6.03     $            -
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996


                                                                                                   Total
                                                     General                 Limited              Partners'
                                                     Partner                 Partners          Equity (Deficit)
                                                 ---------------         ---------------       ----------------
Balance at December 31, 1995..............       $     (433,599)         $   37,898,581        $   37,464,982

Net loss..................................               (2,080)               (205,927)             (208,007)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $     (435,679)         $   37,692,654        $   37,256,975
                                                  =============           =============         =============


Balance at December 31, 1996..............       $     (459,375)         $   34,440,696        $   33,981,321

Net loss..................................               (2,190)               (216,811)             (219,001)

Distributions.............................                    -                (499,994)             (499,994)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $     (461,565)         $   33,723,891        $   33,262,326
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                             Three Months Ended
                                                                                   March 31,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................             $      2,199,446         $     2,272,161
   Cash paid to suppliers............................                   (1,709,729)             (1,040,342)
   Cash paid to affiliates...........................                     (414,295)               (194,584)
   Interest received.................................                       39,437                  56,130
   Interest paid.....................................                     (387,009)               (161,864)
   Property taxes paid and escrowed..................                     (278,419)               (303,611)
                                                                   ---------------          --------------
Net cash provided by (used in) operating
   activities........................................                     (550,569)                627,890
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (160,171)               (239,230)
                                                                   ---------------          --------------

Cash flows from financing activities:
   Payments on capitalized land lease
     obligation......................................                       (9,307)                 (6,948)
   Distributions paid................................                     (499,994)                      -
                                                                   ---------------          --------------
Net cash used in financing activities................                     (509,301)                 (6,948)
                                                                   ---------------          --------------

Net increase (decrease) in cash and
   cash equivalents..................................                   (1,220,041)                381,712

Cash and cash equivalents at beginning of
   period............................................                    3,256,746               3,987,381
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      2,036,705         $     4,369,093
                                                                   ===============          ==============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

          Reconciliation of Net Loss to Net Cash Provided by (Used in)
                              Operating Activities

                                                                              Three Months Ended
                                                                                  March 31,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------       -----------------
Net loss.............................................             $       (219,001)       $       (208,007)
                                                                   ---------------         ---------------

Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization.....................                      787,890                 870,621
   Amortization of deferred borrowing costs..........                        2,283                   2,283
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (2,263)                 (2,249)
     Accounts receivable, net........................                        1,791                 (49,854)
     Escrow deposits.................................                       34,009                  75,933
     Prepaid expenses and other assets...............                       11,481                   3,923
     Accounts payable and accrued expenses...........                     (781,984)               (212,269)
     Accrued interest................................                     (178,277)                 51,989
     Accrued property taxes..........................                     (107,085)                (79,285)
     Payable to affiliates...........................                      (88,140)                161,101
     Security deposits and deferred rental
       revenue.......................................                      (11,273)                 13,704
                                                                   ---------------          --------------

       Total adjustments.............................                     (331,568)                835,897
                                                                   ---------------          --------------

Net cash provided by (used in) operating
   activities........................................             $       (550,569)        $       627,890
                                                                   ===============          ==============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXV, L.P., c/o The Herman Group, 2121 San Jacinto St., 26th Floor, Dallas, Texas 75201.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                     Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                      1997           1996
                                                  -----------     ----------

Property management fees.....................     $   127,106     $  128,129
Charged to general and administrative
   expense:
   Partnership administration................          42,928         62,570
   Asset management fee......................         156,121        164,986
                                                   ----------      ---------
                                                  $   326,155     $  355,685
                                                   ==========      =========

Payable to affiliates at March 31, 1997 and December 31, 1996 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1996. The Partnership reported a net loss of $219,001 for the first three months of 1997 as compared to $208,007 for the first three months of 1996. Revenue in 1997 decreased slightly to $2,254,557 from $2,365,522 in 1996, and expenses dropped to $2,473,558 from $2,573,529.

Net cash used in operating activities was $550,569 for the three months ended March 31, 1997. The Partnership expended $160,171 for capital improvements and $9,307 for payments on the capitalized land lease obligation. After distributions of $499,994 to the limited partners, cash and cash equivalents totaled $2,036,705 at March 31, 1997, a net decrease of $1,220,041 from the balance at December 31, 1996.

Harbour Club I Apartments has continued to experience financial difficulties. The cash flow from operations of the property has not been sufficient to fund necessary capital improvements and to make the required monthly debt service payments. Effective January 1, 1993, the Partnership ceased making regularly scheduled debt service and escrow payments. In lieu of the aforementioned payments, the Partnership is funding debt service with the excess cash flow of the property. The Partnership has been notified that the mortgage note payable is in default. Effective January 23, 1997, the mortgage note payable was sold by the United States Department of Housing and Urban Development to an unaffiliated lender. The Partnership is currently attempting to negotiate a cure of the default and a modification of the note agreement with the new lender. If the Partnership is unable to successfully cure the default, the mortgagee could declare the entire indebtedness due and proceed with foreclosure on the property or pursue other actions such as gaining control of the property or placing it in receivership. As of March 31, 1997, no steps have been taken toward foreclosure.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue decreased by $110,965 for the three months ended March 31, 1997 as compared to the same period in 1996. The decrease was due to decreases in rental revenue and interest income, as discussed below.

Rental revenue for the three months ended March 31, 1997 decreased by $94,272 as compared to the three months ended March 31, 1996. The decrease was mainly due to decreases of approximately $41,000 at both Northwest Plaza Office Building and Fidelity Plaza Shopping Center, and $21,000 at Century Park Office Building. The decreases were primarily the result of decreased occupancy rates from 98%, 87% and 95%, respectively, at March 31, 1996 to 87%, 84% and 91%, respectively, at March 31, 1997. In addition, a tenant at Fidelity Plaza paid approximately $29,000 of lease termination fees in 1996. No such fees were received in the first quarter of 1997.

Interest income decreased by $16,693 for the three months ended March 31, 1997 as compared to the same period in 1996 due to a lower amount of cash available for short-term investment in 1997. The Partnership held $2 million of cash and cash equivalents at March 31, 1997 as compared to $4.4 million at March 31, 1996.

Expenses:

Total expenses decreased by $99,971 for the three months ended March 31, 1997 as compared to the same period in 1996. The decrease was primarily due to a decrease in depreciation and amortization, property taxes and general and administrative - affiliates, partially offset by an increase in general and administrative expenses, as discussed below.

Property taxes decreased by $33,158 for the three months ended March 31, 1997 as compared to the same period in 1996. The decrease was mainly due to adjustments made to estimate accrued property taxes at Northwest Plaza and Kellogg Building in 1996.

General and administrative expenses increased by $9,090 for the three months ended March 31, 1997 as compared to the same period in 1996. Costs incurred for investor services were paid to an unrelated third party in 1997. In the first quarter of 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations.

General and administrative - affiliates decreased by $28,507 for the three months ended March 31, 1997 as compared to the same period in 1996. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI, which was partially due to investor services being performed by an unrelated third party in 1997, as discussed above. In addition there was a slight decrease in asset management fees as a result of a decrease in the tangible asset value of the Partnership, on which the fees are based.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow used in operating activities was $550,569 for the first three months of 1997 as compared to $627,890 provided for the same period in 1996. The change in cash flow from operations was due to increases in cash paid to suppliers, cash paid to affiliates and interest paid. In February 1997, the Partnership was required to pay the plaintiffs' attorneys $690,000 for legal expenses for a lawsuit relating to the rescission of limited partnership units. During the first three months of 1997, the Partnership paid $250,000 of deferred asset management fees. In March 1997, defaulted interest of $184,000 was paid to the lender of Harbour Club I in addition to the required monthly cash flow payment. The Partnership is currently attempting to negotiate a cure of the default and a modification of the note agreement with the new lender.

The Partnership expended $160,171 and $239,230 for additions to its real estate investments during the three months ended March 31, 1997 and 1996, respectively. A greater amount was spent in 1996 at Harbour Club I for roof replacement and hallway upgrades and at Fidelity Plaza for lighting.

The Partnership distributed $499,994 to the limited partners in the first quarter of 1997. No such distributions were paid to the limited partners in the first quarter of 1996.

Short-term liquidity:

At March 31, 1997, the Partnership held cash and cash equivalents of $2,036,705.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the remainder of 1997, Partnership properties are expected to provide positive cash flow from operations after payment of debt service and capital improvements. Only one property, Harbour Club I Apartments, is encumbered with mortgage debt and another property, Fidelity Plaza, is encumbered with lease obligations. As previously discussed, the Harbour Club I mortgage debt is currently in default. The Partnership has budgeted approximately $1,416,000 for necessary capital improvements for all properties in 1997 which is expected to be funded from available cash reserves or from operations of the properties.

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


                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
-------    -----------------

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

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend.
Plaintiffs have until May 27, 1997 to file a second amended complaint, unless otherwise agreed to by the parties.


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

         Exhibit
         Number                     Description
         -------                    -----------
         11.                        Statement regarding  computation of Net Loss
                                    per Thousand Limited  Partnership Units: Net
                                    loss per thousand limited  partnership units
                                    is computed by dividing  net loss  allocated
                                    to the  limited  partners  by  the  weighted
                                    average number of limited  partnership units
                                    outstanding  expressed  in  thousands.   Per
                                    thousand unit  information has been computed
                                    based on 82,944 and 83,895 weighted  average
                                    thousand    limited     partnership    units
                                    outstanding in 1997 and 1996, respectively.

         27.                        Financial  Data  Schedule   for  the quarter
                                    ended March 31, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XXV, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner






May 14, 1997                       By:  /s/  Ron K. Taylor
--------------                        ------------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




May 14, 1997                       By:  /s/  Carol A. Fahs
--------------                        ------------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)