Form 10-Q
period 1997-06-30
MCNEIL REAL ESTATE FUND XXV LP
filed 1997-08-13
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended      June 30, 1997
                            ----------------------------------------------------


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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,            December 31,
                                                                            1997                 1996
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     5,524,462      $    5,524,462
   Buildings and improvements...............................                66,225,999          65,777,015
                                                                        --------------       -------------
                                                                            71,750,461          71,301,477
   Less:  Accumulated depreciation and amortization.........               (34,198,717)        (32,569,829)
                                                                        --------------       -------------
                                                                            37,551,744          38,731,648

Cash and cash equivalents...................................                 2,639,480           3,256,746
Cash segregated for security deposits.......................                   313,319             314,762
Note receivable.............................................                    60,000             344,225
Accounts receivable, net of allowance for doubtful
   accounts of $677,123 at June 30, 1997 and
   December 31, 1996........................................                   708,842             791,836
Escrow deposits.............................................                    50,497              75,327
Deferred borrowing costs, net of accumulated
   amortization of $81,321 and $76,755 at June
   30, 1997 and December 31, 1996, respectively.............                   237,429             241,995
Prepaid expenses and other assets...........................                   337,889             349,317
                                                                        --------------       -------------
                                                                       $    41,899,200      $   44,105,856
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable.......................................           $     7,184,107      $    7,381,507
Accounts payable and accrued expenses.......................                   221,568             995,763
Accrued interest............................................                    61,364             178,277
Accrued property taxes......................................                   477,761             502,142
Payable to affiliates.......................................                    88,565             146,998
Land lease obligation.......................................                   227,061             246,332
Deferred gain...............................................                    60,000             344,225
Security deposits and deferred rental revenue...............                   371,763             329,291
                                                                        --------------       -------------
                                                                             8,692,189          10,124,535
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  partners - 84,000,000 limited partnership units
     authorized; 82,943,685 limited partnership units
     issued and  outstanding at June 30, 1997
     and December 31, 1996..................................                33,669,129          34,440,696
   General Partner..........................................                  (462,118)           (459,375)
                                                                        --------------       -------------
                                                                            33,207,011          33,981,321
                                                                        --------------       -------------
                                                                       $    41,899,200      $   44,105,856
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    2,355,776     $    2,311,772    $    4,570,896     $    4,621,164
   Interest......................             34,244             62,177            73,681            118,307
                                       -------------      -------------     -------------      -------------
     Total revenue...............          2,390,020          2,373,949         4,644,577          4,739,471
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            205,998            215,344           417,013            431,480
   Depreciation and
     amortization................            840,998            729,947         1,628,888          1,600,568
   Property taxes................            205,343            192,537           410,686            431,038
   Personnel costs...............            187,291            192,272           425,796            422,847
   Utilities.....................            163,006            178,783           352,477            366,059
   Repairs and maintenance.......            258,615            285,166           516,812            523,724
   Property management
     fees - affiliates...........            140,285            141,952           267,391            270,081
   Other property operating
     expenses....................            195,051            192,741           400,552            386,527
   General and administrative....             32,178             34,908            83,659             77,299
   General and administrative -
     affiliates..................            216,570            234,061           415,619            461,617
                                       -------------      -------------     -------------      -------------
     Total expenses..............          2,445,335          2,397,711         4,918,893          4,971,240
                                       -------------      -------------     -------------      -------------

Net loss.........................     $      (55,315)    $      (23,762)   $     (274,316)    $     (231,769)
                                       =============      =============     =============      =============

Net loss allocable
   to limited partners...........     $      (54,762)    $      (23,524)   $     (271,573)    $     (229,451)
Net loss allocable
   to General Partner............               (553)              (238)           (2,743)            (2,318)
                                       -------------      -------------     -------------      -------------
Net loss.........................     $      (55,315)    $      (23,762)   $     (274,316)    $     (231,769)
                                       =============      =============     =============      =============

Net loss per thousand
   limited partnership units.....     $         (.66)    $         (.28)   $        (3.27)    $        (2.73)
                                       =============      =============     =============      =============

Distributions per thousand
   limited partnership units.....     $            -     $            -    $         6.03     $            -
                                       =============      =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1997 and 1996

                                                                                                  Total
                                                   General                 Limited                Partners'
                                                   Partner                 Partners            Equity (Deficit)
                                                 ---------------         --------------        ----------------

Balance at December 31, 1995..............       $     (433,599)         $   37,898,581        $   37,464,982

Net loss..................................               (2,318)               (229,451)             (231,769)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $     (435,917)         $   37,669,130        $   37,233,213
                                                  =============           =============         =============


Balance at December 31, 1996..............       $     (459,375)         $   34,440,696        $   33,981,321

Net loss..................................               (2,743)               (271,573)             (274,316)

Distributions.............................                    -                (499,994)             (499,994)
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................       $     (462,118)         $   33,669,129        $   33,207,011
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                              Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------

Cash flows from operating activities:
   Cash received from tenants........................             $      4,688,821         $     4,719,929
   Cash paid to suppliers............................                   (2,551,759)             (1,584,362)
   Cash paid to affiliates...........................                     (741,443)               (753,523)
   Interest received.................................                       73,681                 118,307
   Interest paid.....................................                     (529,360)               (290,284)
   Property taxes paid and escrowed..................                     (391,557)               (530,337)
                                                                   ---------------          --------------
Net cash provided by operating activities............                      548,383               1,679,730
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (448,984)               (877,281)
                                                                   ---------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note payable.......                     (197,400)                      -
   Payments on capitalized land lease
     obligation......................................                      (19,271)                (11,835)
   Distributions paid................................                     (499,994)                      -
                                                                   ---------------          --------------
Net cash used in financing activities................                     (716,665)                (11,835)
                                                                   ---------------          --------------

Net increase (decrease) in cash and
   cash equivalents..................................                     (617,266)                790,614

Cash and cash equivalents at beginning of
   period............................................                    3,256,746               3,987,381
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      2,639,480         $     4,777,995
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                             Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------

Net loss.............................................             $       (274,316)        $      (231,769)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                    1,628,888               1,600,568
   Amortization of deferred borrowing costs..........                        4,566                   4,566
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        1,443                  (1,765)
     Accounts receivable, net........................                       82,994                  90,707
     Escrow deposits.................................                       24,830                 611,658
     Prepaid expenses and other assets...............                       11,428                  65,770
     Accounts payable and accrued expenses...........                     (774,195)                 35,907
     Accrued interest................................                     (116,913)               (358,095)
     Accrued property taxes..........................                      (24,381)               (124,178)
     Payable to affiliates...........................                      (58,433)                (21,825)
     Security deposits and deferred rental
       revenue.......................................                       42,472                   8,186
                                                                   ---------------          --------------

       Total adjustments.............................                      822,699               1,911,499
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        548,383         $     1,679,730
                                                                   ===============          ==============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

NOTE 3.
-------

Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 4.
-------

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                        Six Months Ended
                                                              June 30,
                                                     -------------------------
                                                        1997           1996
                                                     ----------     ----------

Property management fees.....................        $  267,391     $  270,081
Charged to general and administrative
   expense:
   Partnership administration................            84,327        126,773
   Asset management fee......................           331,292        334,844
                                                      ---------      ---------
                                                     $  683,010     $  731,698
                                                      =========      =========

Payable to affiliates at June 30, 1997 and December 31, 1996 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 5.
-------

In October 1992, the Partnership restructured a lease with a major tenant of Kellogg Office Building. In connection with the restructuring, the tenant signed a promissory note in the amount of $500,000 and the Partnership recorded a deferred gain as a result of this transaction. The deferred gain was amortized as payments on the note were received. The tenant defaulted on the note and no payments were received in 1996 or 1995. The balance of the note and the corresponding deferred gain were $344,225 at December 31, 1996. In July 1997, the Partnership received $60,000 in full settlement of the promissory note. The Partnership reduced the note receivable and corresponding deferred gain to $60,000 on the Balance Sheet at June 30, 1997.

NOTE 6.
-------

Effective January 1, 1993, the Partnership ceased making regularly scheduled debt service and escrow payments on the mortgage note payable secured by Harbour Club I Apartments. In lieu of the aforementioned payments, the Partnership was funding debt service with the excess cash flow of the property. The Partnership had been notified that the mortgage note payable was in default. Effective

January 23, 1997, the mortgage note payable was sold by the United States Department of Housing and Urban Development to an unaffiliated lender. In July 1997, the mortgage note was brought current after the Partnership made all delinquent payments and late charges. Regular monthly mortgage payments were resumed in July 1997.

NOTE 7.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Northwest Plaza was placed on the market for sale, no depreciation will be taken effective August 1, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1996. The Partnership reported a net loss of $274,316 for the first six months of 1997 as compared to $231,769 for the first six months of 1996. Revenue in 1997 decreased slightly to $4,644,577 from $4,739,471 in 1996, and expenses dropped to $4,918,893 from $4,971,240.

Net cash provided by operating activities was $548,383 for the six months ended June 30, 1997. The Partnership expended $448,984 for capital improvements, $197,400 for principal payments on its mortgage note payable and $19,271 for payments on the capitalized land lease obligation. After distributions of $499,994 to the limited partners, cash and cash equivalents totaled $2,639,480 at June 30, 1997, a net decrease of $617,266 from the balance at December 31, 1996.

Effective January 1, 1993, the Partnership ceased making regularly scheduled debt service and escrow payments on the mortgage note payable secured by Harbour Club I Apartments. In lieu of the aforementioned payments, the Partnership was funding debt service with the excess cash flow of the property. The Partnership had been notified that the mortgage note payable was in default. Effective January 23, 1997, the mortgage note payable was sold by the United States Department of Housing and Urban Development to an unaffiliated lender. In July 1997, the mortgage note was brought current after all the delinquent payments and late charges were paid.
Regular monthly mortgage payments were resumed in July 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue increased by $16,071 for the three months ended June 30, 1997 and decreased by $94,894 for the six months ended June 30, 1997, as compared to the same periods in 1996. The overall decrease was due to a decrease in interest income and a decrease in rental revenue in the first quarter of 1997, as discussed below.

Rental revenue increased by $44,004 for the three months and decreased by $50,268 for the six months ended June 30, 1997, as compared to the same periods in 1996. The overall decrease was mainly due to decreases of approximately $63,000 and $52,000 at Northwest Plaza Office Building and Fidelity Plaza Shopping Center, respectively. The decrease at Northwest Plaza was primarily the result of decreased occupancy from 98% at June 30, 1996 to 89% at June 30, 1997. The decrease at Fidelity Plaza was partially due to a tenant paying an approximately $29,000 lease termination fee in the first quarter of 1996. No such fee was received in the first half of 1997. In addition, there was a decrease in the average occupancy rate in the first half of 1997 as compared to the first half of 1996. These decreases were partially offset by increases of approximately $45,000 and $29,000 at Kellogg Building and Harbour Club I Apartments due to increased rental rates in 1997. The increase for the quarter ended June 30, 1997 was mainly due to the Partnership receiving an approximately $45,000 lease termination fee from a tenant at Century Park Office Building.

Interest income decreased by $27,933 and $44,626 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996 due to a lower amount of cash available for short-term investment in 1997. The Partnership held $2.6 million of cash and cash equivalents at June 30, 1997 as compared to $4.8 million at June 30, 1996.

Expenses:

Total expenses increased by $47,624 and decreased by $52,347 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The overall decrease was primarily due to a decrease in general and administrative - affiliates, as discussed below.

General and administrative - affiliates decreased by $17,491 for the three months and $45,998 for the six months ended June 30, 1997, as compared to the same periods in 1996. The decrease was mainly due to a decrease in overhead expenses allocated to the Partnership by McREMI, which was partially due to investor services being performed by an unrelated third party in 1997. In the first half of 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow provided by operating activities was $548,383 for the first six months of 1997 as compared to $1,679,730 provided during the same period in 1996. The decrease in cash provided by operating activities in 1997 was mainly due to an increase in cash paid to suppliers and interest paid, partially offset by a decrease in property taxes paid and escrowed. In February 1997, the Partnership was required to pay the plaintiffs' attorneys $690,000 for legal expenses for a lawsuit relating to the rescission of limited partnership units. In 1997, defaulted interest of $184,000 was paid in addition to the required monthly cash flow payment on the mortgage secured by Harbour Club I. Property taxes paid and escrowed decreased due to the timing of the payments of invoices for Northwest Plaza.

The Partnership expended $448,984 and $877,281 for additions to its real estate investments during the six months ended June 30, 1997 and 1996, respectively. A greater amount was spent in 1996 at Harbour Club I for paving, roofing and hallway upgrades, and at Fidelity Plaza for lighting.

During the six months ended June 30, 1997, the Partnership made $197,400 in principal payments on its mortgage note payable secured by Harbour Club I to cure the default. No such principal payments were made in 1996.

The Partnership distributed $499,994 to the limited partners in the first half of 1997. No such distributions were paid to the limited partners in the first half of 1996.

Short-term liquidity:

At June 30, 1997, the Partnership  held cash and cash equivalents of $2,639,480.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the remainder of 1997, Partnership properties are expected to provide positive cash flow from operations after payment of debt service and capital improvements. Only one property, Harbour Club I Apartments, is encumbered with mortgage debt and another property, Fidelity Plaza, is encumbered with lease obligations. In July 1997, the mortgage note of Harbour Club I was brought current after making all the delinquent payments and late charges. Regular monthly mortgage payments were resumed in July 1997. The Partnership has budgeted approximately $1,416,000 for necessary capital improvements for all properties in 1997 which is expected to be funded from available cash reserves or from operations of the properties.

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

The Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to the limited partners by December 1999. In this regard, the Partnership has placed Northwest Plaza on the market for sale effective August 1, 1997.

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

         27. Financial Data Schedule for the quarter ended June 30, 1997.

(b)      Reports on Form  8-K.   There  were no reports on Form 8-K filed during
         the quarter ended  June 30, 1997.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XXV, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner






August 13, 1997                   By:  /s/  Ron K. Taylor
---------------                      -------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




August 13, 1997                   By:  /s/  Carol A. Fahs
---------------                       ------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)