Form 10-Q
period 1997-09-30
MCNEIL REAL ESTATE FUND XXV LP
filed 1997-11-13
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended       September 30, 1997
                            ----------------------------------------------------


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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1997                  1996
                                                                      -----------------     --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     4,205,425      $    5,524,462
   Buildings and improvements...............................                47,374,116          65,777,015
                                                                        --------------       -------------
                                                                            51,579,541          71,301,477
   Less:  Accumulated depreciation and amortization.........               (26,450,623)        (32,569,829)
                                                                        --------------       -------------
                                                                            25,128,918          38,731,648

Asset held for sale.........................................                12,095,875                   -

Cash and cash equivalents...................................                 2,417,718           3,256,746
Cash segregated for security deposits.......................                   345,679             314,762
Note receivable.............................................                         -             344,225
Accounts receivable, net of allowance for doubtful
   accounts of $677,123 at September 30, 1997 and
   December 31, 1996........................................                   707,836             791,836
Escrow deposits.............................................                     9,186              75,327
Deferred borrowing costs, net of accumulated
   amortization of $83,604 and $76,755 at September
   30, 1997 and December 31, 1996, respectively.............                   235,146             241,995
Prepaid expenses and other assets...........................                   340,933             349,317
                                                                        --------------       -------------
                                                                       $    41,281,291      $   44,105,856
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage note payable.......................................           $     7,170,048      $    7,381,507
Accounts payable and accrued expenses.......................                   156,905             995,763
Accrued interest............................................                    61,244             178,277
Accrued property taxes......................................                   403,969             502,142
Payable to affiliates.......................................                    55,740             146,998
Land lease obligation.......................................                   217,066             246,332
Deferred gain...............................................                         -             344,225
Security deposits and deferred rental revenue...............                   374,891             329,291
                                                                        --------------       -------------
                                                                             8,439,863          10,124,535
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  partners - 84,000,000 limited partnership units
   authorized; 82,943,685 limited  partnership  units
   issued and outstanding at September 30, 1997
   and December 31, 1996....................................                33,302,202          34,440,696
   General Partner..........................................                  (460,774)           (459,375)
                                                                        --------------       -------------
                                                                            32,841,428          33,981,321
                                                                        --------------       -------------
                                                                       $    41,281,291      $   44,105,856
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Nine Months Ended
                                               September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    2,431,573     $    2,345,344    $    7,002,469     $    6,966,508
   Interest......................             40,205             60,740           113,886            179,047
                                       -------------      -------------     -------------      -------------
     Total revenue...............          2,471,778          2,406,084         7,116,355          7,145,555
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................            200,570            214,469           617,583            645,949
   Depreciation and
     amortization................            652,488            809,493         2,281,376          2,410,061
   Property taxes................            205,914            194,787           616,600            625,825
   Personnel costs...............            203,556            202,226           629,352            625,073
   Utilities.....................            260,868            264,272           613,345            630,331
   Repairs and maintenance.......            261,326            240,343           778,138            764,067
   Property management
     fees - affiliates...........            135,779            132,040           403,170            402,121
   Other property operating
     expenses....................            175,081            193,459           575,633            579,986
   General and administrative....             38,818             97,899           122,477            175,198
   General and administrative -
     affiliates..................            202,960            216,371           618,579            677,988
                                       -------------      -------------     -------------      -------------
     Total expenses..............          2,337,360          2,565,359         7,256,253          7,536,599
                                       -------------      -------------     -------------      -------------

Net income (loss)................     $      134,418     $     (159,275)   $     (139,898)    $     (391,044)
                                       =============      =============     =============      =============

Net income (loss) allocable
   to limited partners...........     $      133,074     $     (157,683)   $     (138,499)    $     (387,134)
Net income (loss) allocable
   to General Partner............              1,344             (1,592)           (1,399)            (3,910)
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $      134,418     $     (159,275)   $     (139,898)    $     (391,044)
                                       =============      =============     =============      =============

Net income (loss) per thousand
   limited partnership units.....     $         1.60     $        (1.88)   $        (1.67)    $        (4.61)
                                       =============      =============     =============      =============

Distributions per thousand
   limited partnership units.....     $         6.03     $         2.98    $        12.06     $         2.98
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1997 and 1996

                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners           Equity (Deficit)
                                                 ---------------        ---------------        ----------------
Balance at December 31, 1995..............       $     (433,599)        $    37,898,581        $   37,464,982

Rescission of 1,009,777 limited
   partnership units......................                    -              (1,771,535)           (1,771,535)

Net loss..................................               (3,910)               (387,134)             (391,044)

Distributions.............................                    -                (250,006)             (250,006)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $     (437,509)         $   35,489,906        $   35,052,397
                                                  =============           =============         =============


Balance at December 31, 1996..............       $     (459,375)         $   34,440,696        $   33,981,321

Net loss..................................               (1,399)               (138,499)             (139,898)

Distributions.............................                    -                (999,995)             (999,995)
                                                  -------------           -------------         -------------

Balance at September 30, 1997.............       $     (460,774)         $   33,302,202        $   32,841,428
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            Nine Months Ended
                                                                                September 30,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................             $      7,094,948         $     7,033,285
   Cash paid to suppliers............................                   (3,561,895)             (2,954,739)
   Cash paid to affiliates...........................                   (1,113,007)             (1,113,898)
   Interest received.................................                      113,886                 179,047
   Interest paid.....................................                     (727,767)               (450,947)
   Property taxes paid and escrowed..................                     (629,952)               (617,713)
                                                                   ---------------          --------------
Net cash provided by operating activities............                    1,176,213               2,075,035
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                     (774,521)             (1,034,558)
                                                                   ---------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable.........................................                     (211,459)                      -
   Payments on capitalized land lease
     obligation......................................                      (29,266)                (22,301)
   Distributions paid................................                     (999,995)               (250,006)
                                                                   ---------------          --------------
Net cash used in financing activities................                   (1,240,720)               (272,307)
                                                                   ---------------          --------------

Net increase (decrease) in cash and
   cash equivalents..................................                     (839,028)                768,170

Cash and cash equivalents at beginning of
   period............................................                    3,256,746               3,987,381
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      2,417,718         $     4,755,551
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                              Nine Months Ended
                                                                                September 30,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------
Net loss.............................................             $       (139,898)        $      (391,044)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                    2,281,376               2,410,061
   Amortization of deferred borrowing costs..........                        6,849                   6,849
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (30,917)                (12,302)
     Accounts receivable, net........................                       84,000                  58,717
     Escrow deposits.................................                       66,141                 827,560
     Prepaid expenses and other assets...............                        8,384                 112,075
     Accounts payable and accrued expenses...........                     (838,858)               (539,418)
     Accrued interest................................                     (117,033)               (306,572)
     Accrued property taxes..........................                      (98,173)                (71,617)
     Payable to affiliates...........................                      (91,258)                (33,789)
     Security deposits and deferred rental
       revenue.......................................                       45,600                  14,515
                                                                   ---------------          --------------

       Total adjustments.............................                    1,316,111               2,466,079
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      1,176,213         $     2,075,035
                                                                   ===============          ==============





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                       Nine Months Ended
                                                          September 30,
                                                  ----------------------------
                                                     1997             1996
                                                  ------------     -----------

Property management fees....................      $    403,170     $   402,121
Charged to general and administrative
   expense:
   Partnership administration...............           125,592         175,328
   Asset management fee.....................           492,987         502,660
                                                   -----------      ----------
                                                  $  1,021,749     $ 1,080,109
                                                   ===========      ==========

Payable to affiliates at September 30, 1997 and December 31, 1996 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

NOTE 5.
-------

In October 1992, the Partnership restructured a lease with a major tenant of the Kellogg Building. In connection with the restructuring, the tenant signed a promissory note in the amount of $500,000 and the Partnership recorded a deferred gain as a result of this transaction. The deferred gain was amortized as payments on the note were received. The tenant defaulted on the note and no payments were received in 1996 or 1995. The balance of the note and the corresponding deferred gain were $344,225 at December 31, 1996. In July 1997, the Partnership received $60,000 in full settlement of the promissory note, which was recognized as rental revenue on the Statements of Operations.

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

NOTE 7.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Northwest Plaza was placed on the market for sale, no depreciation was taken effective August 1, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1996. The Partnership reported a net loss of $139,898 for the first nine months of 1997 as compared to a net loss of $391,044 for the first nine months of 1996. Revenue in 1997 decreased slightly to $7,116,355 from $7,145,555 in 1996, and expenses dropped to $7,256,253 from
$7,536,599.

Net cash provided by operating activities was $1,176,213 for the nine months ended September 30, 1997. The Partnership expended $774,521 for capital improvements, $211,459 for principal payments on its mortgage note payable and $29,266 for payments on the capitalized land lease obligation. After distributions of $999,995 to the limited partners, cash and cash equivalents totaled $2,417,718 at September 30, 1997, a net decrease of $839,028 from the balance at December 31, 1996.

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

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue increased by $65,694 for the three months ended September 30, 1997 and decreased by $29,200 for the nine months ended September 30, 1997, as compared to the same periods in 1996. The overall decrease was due to a decrease in interest income. This increase was partially offset by an increase in rental revenue, mainly in the third quarter of 1997, as discussed below.

Rental revenue increased by $86,229 for the three months and by $35,961 for the nine months ended September 30, 1997, as compared to the same periods in 1996. In the third quarter of 1997, the Partnership received $60,000 in full settlement of a note receivable from a tenant of the Kellogg Building as further discussed in Item 1, Note 5. Collections on the note receivable were recorded as rental revenue since the note represented rental payments due to the property. In addition, increases in rental revenue of approximately $64,000 and $43,000 at Kellogg Building and Harbour Club I Apartments were due to increased rental rates in 1997. These increases were partially offset by decreases of approximately $88,000 and $25,000 at Northwest Plaza Office Building and Century Park Office Building, respectively due to decreases in average occupancy in 1997.

Interest income decreased by $20,535 and $65,161 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996 due to a lower amount of cash available for short-term investment in 1997. The Partnership held $2.4 million of cash and cash equivalents at September 30, 1997 as compared to $4.8 million at September 30, 1996.

Expenses:

Total expenses decreased by $227,999 and $280,346 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The decrease was primarily due to decreases in depreciation and amortization and general and administrative expenses, as discussed below.

Depreciation and amortization expense for the three and nine months ended September 30, 1997 decreased by $157,005 and $128,685, respectively, in relation to the prior year. The decrease was mainly due to Northwest Plaza being classified as an asset held for sale by the Partnership effective August 1, 1997. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on the asset at the time it was placed on the market for sale.

General and administrative expenses decreased by $59,081 for the three months and by $52,721 for the nine months ended September 30, 1997, as compared to the same periods in 1996. The decrease was mainly due to a decrease in costs incurred relating to evaluation and dissemination of information regarding an unsolicited tender offer. This decrease was partially offset by approximately $30,000 of costs incurred for investor services which were paid to an unrelated third party in 1997. In 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow provided by operating activities was $1,176,213 for the first nine months of 1997 as compared to $2,075,035 provided during the same period in 1996. The decrease in cash provided by operating activities in 1997 was mainly due to an increase in cash paid to suppliers and interest paid. In February 1997, the Partnership was required to pay the plaintiffs' attorneys $690,000 for legal expenses for a lawsuit relating to the rescission of limited partnership units. In 1997, defaulted interest of $184,000 was paid in addition to the required monthly cash flow payment on the mortgage secured by Harbour Club I.

The Partnership expended $774,521 and $1,034,558 for additions to its real estate investments during the nine months ended September 30, 1997 and 1996, respectively. A greater amount was spent in 1996 at Harbour Club I for paving, roofing and hallway upgrades, and at Northwest Plaza for asbestos remediation. In 1997, a greater amount was expended for tenant improvements at Century Park.

During the nine months ended September 30, 1997, the Partnership made $211,459 in principal payments on its mortgage note payable secured by Harbour Club I to cure the default. No such principal payments were made in 1996.

The Partnership distributed $999,995 and $250,006 to the limited partners in the first nine months of 1997 and 1996, respectively.

Short-term liquidity:

At September 30, 1997, the Partnership held cash and cash equivalents of $2,417,718. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

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

The Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to the limited partners by December 1999. In this regard, the Partnership placed Northwest Plaza on the market for sale effective August 1, 1997.


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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants intend to file a demurrer to the second consolidated and amended complaint on or before December 1, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  ---------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended September 30, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                             McNEIL REAL ESTATE FUND XXV, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner






November 13, 1997                 By:  /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




November 13, 1997                 By:  /s/  Carol A. Fahs
-----------------                    -------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)