Form 10-K405
period 1997-12-31
MCNEIL REAL ESTATE FUND XXV LP
filed 1998-03-30
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended          December 31, 1997
                                 -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-15446
                            ---------


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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


Registrant's telephone number, including area code   (972)  448-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
----------------------------------------------------------  --------------------

Securities registered pursuant to Section 12(g) of the Act: Limited partnership units
----------------------------------------------------------  --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

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

Documents Incorporated by Reference:         See Item 14, Page 37

                                TOTAL OF 39 PAGES

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

On December 23, 1985, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-746) and commenced a public offering for sale of $72,000,000 of limited partnership units ("Units"), with the general partner's right to increase the offering to $84,000,000. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on August 8, 1986 with 84,000,000 Units sold at one dollar each, or gross proceeds of $84,000,000 to the
Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-15446). 50,000, 49,473 and 5,879 Units were rescinded in 1986, 1991 and 1995, respectively. In 1996, an additional 950,963 Units were rescinded, leaving 82,943,685 Units outstanding at December 31, 1997.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in the ownership, operation and management of commercial office, retail and residential real estate. At December 31, 1997, the Partnership owned five revenue-producing properties as described in Item 2 - Properties.

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

Business Plan:

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

Environmental Matters:

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

Other Information:

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $0.24 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $0.252 per Unit. In addition High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of January 31, 1998, High River has purchased approximately 9.08% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers has been dismissed without prejudice.

Management has begun to review its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions. The Partnership is in the process of evaluating the computer systems at the various properties. The Partnership also intends to communicate with suppliers, financial institutions and others to coordinate year 2000 issues. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations.

ITEM 2.  PROPERTIES
-------  ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1997. All of the buildings and the land on which they are located are owned by the Partnership in fee and are unencumbered by mortgage indebtedness, with the exception of Harbour Club I Apartments, which is subject to a first lien deed of trust as described more fully in Item 8 - Note 6
- "Mortgage Note Payable" and Fidelity Plaza which is subject to four ground leases as described more fully in Item 8 - Note 5 - "Leases." See also Item 8 -
Note 4 - "Real Estate Investments" and Schedule III - Real Estate Investments and Accumulated Depreciation and Amortization. In the opinion of management, the properties are adequately covered by insurance.

                                             Net Basis                               1997          Date
Property              Description           of Property          Debt           Property Taxes   Acquired
--------              -----------           -----------          ----           --------------   --------
Real Estate Investments:
Century Park          Office Building
Las Vegas, NV         113,459 sq. ft.      $     8,260,114   $           -     $      76,624        5/86

Fidelity Plaza        Office Building
Long Beach, CA        124,155 sq. ft.            5,010,020         205,902            72,935       12/85

Harbour Club I        Apartments
Belleville, MI (1)    294 units                  6,315,271       7,155,626           207,603        6/86

Kellogg               Office Building
Littleton, CO         112,766 ft.                5,417,776               -           176,057       12/85
                                            --------------    ------------      ------------
                                           $    25,003,181   $   7,361,528     $     533,219
                                            ==============    ============      ============

Asset Held for Sale:

Northwest Plaza       Retail Center
Dayton, OH            443,551 sq. ft.      $     8,989,818   $           -     $     297,892    6/86
                                            ==============    ============      ============

-----------------------------------------
Total:    Apartments  -  294 units
          Retail Center - 443,551 sq. ft.
          Office Buildings - 350,380 sq. ft.


(1) Harbour Club I Apartments is owned by Van Buren Associates Limited Partnership, which is wholly-owned by the Partnership and the General Partner.

The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:


                                        1997           1996            1995           1994          1993
                                    -------------  -------------  --------------  -------------  -------

Real Estate Investments:
Century Park
   Occupancy Rate............             93%             93%            95%            92%             81%
   Rent Per Square Foot......          $16.75          $17.93         $15.41         $15.21          $14.40

Fidelity Plaza
   Occupancy Rate............             93%             83%            79%            83%             76%
   Rent Per Square Foot......          $13.96          $13.99         $14.04         $14.79          $15.24

Harbour Club I
   Occupancy Rate............             87%             93%            91%            90%             90%
   Rent Per Square Foot......           $7.28           $7.11          $6.91          $6.39           $6.16

Kellogg
   Occupancy Rate............            100%             98%            99%            83%             99%
   Rent Per Square Foot......          $15.50          $14.91         $12.53         $13.38          $13.37

Asset Held for Sale:

Northwest Plaza
   Occupancy Rate............             87%             87%            98%            97%             88%
   Rent Per Square Foot......           $4.11           $4.53          $4.59          $5.24           $5.31

Occupancy rate represents all units leased divided by the total number of units for residential properties and square footage leased divided by the total square footage for other properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions
----------------------

Real Estate Investments:

Century Park
------------

Century Park consists of twin two-story office buildings located in the heart of the East Flamingo Corridor in southeast Las Vegas. The area surrounding the building is abundant with commercial activity. A series of professional buildings line the busy thoroughfare. Development of new office space began toward the end of 1994 and Century Park is currently competing with existing buildings that lost tenants to the new buildings. The average occupancy rate in the area has declined and is currently 82%. Century Park's occupancy was 93% at the end of 1997 and the Partnership anticipates maintaining occupancy in the mid 90% range in 1998. 25% of the leases at Century Park are scheduled to expire in 1998. The Partnership expects approximately 8% of the leases to be renewed and new leases to be signed for the remaining vacated space.

Fidelity Plaza
--------------

Fidelity Plaza is a ten-story office building located in downtown Long Beach, California, on Ocean Boulevard, parallel to the Pacific Ocean. The area is a strong business mix of legal and maritime businesses due to its close proximity to the Ports of Long Beach and Los Angeles. With extensive lobby and courtyard capital improvements completed in 1995, management was able to increase occupancy in 1996 and 1997. Fidelity Plaza's occupancy is currently above the average occupancy rate for the area. However, several competing properties are currently undergoing extensive renovations and aggressive leasing campaigns, and are offering rental rates that approximate the rates being charged by Fidelity Plaza. The Partnership anticipates maintaining occupancy around 90% in 1998 by offering responsive management, competitive rental rates and a prestigious address.

Harbour Club I
--------------

Harbour Club I, located in Belleville, Michigan, was built in 1969 as a part of a four-phase apartment complex. The property offers a complete package of amenities including a golf course, clubhouse, exercise room, tanning beds, tennis courts, saunas, boat docks and launch, and playgrounds. The apartments located in this phase of the complex offer lake and golf course views. Harbour Club I's occupancy was below the market average of 92% at December 31, 1997 and its rental rates are slightly below that of its nearest competitor. During the four years prior to 1996, management's limited capital expenditures significantly affected the property's ability to effectively compete in the marketplace. In 1996, approximately $272,000 of escrow funds held by the mortgagee were released and the property was able to complete approximately $445,000 of capital improvements, which allowed the property to increase rents for the first time in five years. However, security concerns are prompting demands from tenants for improved lighting, limited access gates and fencing, as offered by competitors. With the improving economy and planned capital expenditures, management expects to increase rental rates in 1998 while maintaining occupancy in the high 80% to low 90% range.

Kellogg
-------

Kellogg Building is located southwest of Denver and is the only high-rise office building in the Littleton area. The building is located within a mile of one of the strongest housing developments in the nation, with projected growth of over 100,000 residents expected over the next few years. The quality of lifestyle in Colorado is placing higher demands for professionals to work closer to home. Professionals are looking for nearby office space that replaces former downtown locations. Two small office buildings were built in the area in 1997 and another building with convenient highway access is being constructed. With occupancy rates averaging 99% in the area, the Partnership does not believe the additional office space will have a negative impact on the Kellogg Building's occupancy in 1998. Rental rates are scheduled to increase for all tenants under signed lease agreements and rental rate increases are projected for any new or renewing tenants. Due to the strong growth in the surrounding area and the great demand for office space, the Partnership expects to maintain occupancy in the high 90% range throughout 1998.

Asset Held for Sale:

Northwest Plaza
---------------

Northwest Plaza, located in Dayton, Ohio, is a retail strip shopping center with three anchor tenants that occupy 64% of the total leasable area. Management has increased security and lighting in the parking areas in response to increased criminal activity in the area. In late 1993, an anchor tenant vacated and the space was re-leased at a lower rate. Another anchor tenant's lease was restructured to provide for lower rent based on sales volume. The tenant declared bankruptcy in late 1995 and relinquished 50,000 square feet in 1996. Due to these factors, lower rental revenue was realized in 1997 and is expected for 1998. On August 1, 1997, the General Partner placed Northwest Plaza on the market for sale when it became evident that economic factors will not allow for the Partnership to recover its costs over a reasonable period of time. Based upon projected cash flows over the reduced holding period, the Partnership revised its estimated net realizable value of the property; and accordingly, a write-down for impairment of $3,130,000 was recorded in the fourth quarter of 1997.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1998 through 2007:

                             Number of                                Annual          % of Gross
                            Expirations             Square Feet        Rent           Annual Rent
                            -----------             -----------       ------          -----------

Real Estate Investments:
Century Park
1998                             11                     27,045    $    489,986            25%
1999                             11                     16,844         310,593            16%
2000                             15                     31,438         593,145            31%
2001                              3                     10,140         188,953            10%
2002                              8                     16,749         308,942            16%
2003                              1                      1,872          34,819             2%
2004-2007                         -                          -               -             -

Kellogg
1998                             12                     31,740    $    427,574             27%
1999                             11                     27,251         382,959             25%
2000                             14                     36,191         526,053             34%
2001                              3                      5,108          87,275              6%
2002                              2                      5,451          97,553              6%
2003                              -                          -               -              -
2004                              1                      1,921          32,177              2%
2005-2007                        -                          -                -              -

Fidelity Plaza
1998                             15                     17,830    $    280,248             17%
1999                             12                     23,048         348,329             21%
2000                              9                     22,219         343,168             21%
2001                              9                     24,301         339,019             21%
2002                              4                      6,205          97,668              6%
2003                              1                      6,300          88,893              6%
2004-2006                         -                          -               -              -
2007                              2                      7,263         135,600              8%

                             Number of                                Annual          % of Gross
                            Expirations             Square Feet        Rent           Annual Rent
                            -----------             -----------       ------          -----------
Asset Held for Sale:
Northwest Plaza
1998                              7                     23,191    $    184,841              12%
1999                              7                     17,541         161,975              10%
2000                              2                      2,100          25,309               2%
2001                              4                     18,810         126,006               8%
2002                              6                     17,402         135,488               9%
2003                              2                      8,806          87,467               5%
2004                              1                     24,358          73,100               5%
2005                              1                      6,000          49,440               3%
2006                              1                     42,130         315,000              20%
2007                              -                          -               -               -

No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business                         Square Footage                                      Lease
   Use                               Leased              Annual Rent               Expiration
---------                        --------------          -----------               ----------

Real Estate Investments:
Century Park
------------

   None

Kellogg
-------

   General Office                     14,522           $  196,337                     2000

Fidelity Federal Plaza
----------------------

   None

Asset Held for Sale:

Northwest Plaza
---------------

   Department Store                  217,077           $  434,148                     2012

ITEM 3. LEGAL PROCEEDINGS
------- -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners, L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

2) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

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

(B)     Title of Class                     Number of Record Unit Holders

        Limited partnership units          7,863 as of January 31, 1998

(C) Cash distributions paid to the limited partners totaled $999,995 in 1997 and $250,006 in 1996. No distributions have been paid to the General Partner. During the last week of March 1998, the Partnership distributed approximately $2,250,000 to the limited partners of record as of March 1, 1998. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------
The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.


Statements of                                                 Years Ended December 31,
Operations                              1997           1996            1995           1994           1993
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue...............       $   9,282,309  $   9,494,477   $   8,783,408  $   9,110,749  $   9,041,611
Write-down for impairment
   of real estate............           3,130,000              -       4,633,000              -              -
Net loss.....................          (3,192,087)    (2,577,600)     (5,943,886)      (531,497)      (183,926)


Net loss per thousand
   limited partnership units.       $     (38.10)  $      (30.47)  $      (70.14) $       (6.27) $       (2.17)
                                     ===========    ============    ============   ============    ===========

Distributions per thousand
   limited partnership units.       $      12.06   $        2.99   $           -  $        4.77  $       17.80
                                     ===========    ============    ============   ============   ============


                                                              As of December 31,
Balance Sheets                          1997           1996            1995           1994           1993
--------------                      -------------  -------------  --------------  -------------  -------------

Real estate investments, net...    $   25,003,181  $  38,731,648   $  40,620,473   $ 46,683,563  $  47,668,916
Asset held for sale............         8,989,818              -               -              -              -
Total assets...................        38,562,904     44,105,856      47,723,941     53,432,562     54,109,784
Mortgage note payable..........         7,155,626      7,381,507       7,381,507      7,381,507      7,366,449
Partners' equity...............        29,789,239     33,981,321      37,464,982     43,408,868     44,340,572

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         ------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to engage in the business of acquiring and operating revenue-producing real properties and holding the properties for investment. Since completion of its capital formation and property acquisition phases in 1986, when it completed the purchase of five properties, the Partnership has operated its properties for production of income.

Northwest Plaza, located in Dayton, Ohio, is a retail strip shopping center with three anchor tenants that occupy 64% of the total leasable area. Management has increased security and lighting in the parking areas in response to increased criminal activity in the area. In late 1993, an anchor tenant vacated and the space was re-leased at a lower rate. Another anchor tenant's lease was restructured to provide for lower rent based on sales volume. The tenant declared bankruptcy in late 1995 and relinquished 50,000 square feet in 1996. Due to these factors, lower rental revenue was realized in 1997 and is expected for 1998. On August 1, 1997, the General Partner placed Northwest Plaza on the market for sale when it became evident that economic factors will not allow for the Partnership to recover its costs over a reasonable period of time. Based upon projected cash flows over the reduced holding period, the Partnership revised its estimated net realizable value of the property; and accordingly, a write-down for impairment of $3,130,000 was recorded in the fourth quarter of 1997.

Fidelity Plaza Office Building is located in downtown Long Beach, California, an area that has experienced declining economic conditions over the past several years. The Partnership had originally intended to hold the asset until such time as the real estate market in the area and the performance of the property improved to permit the Partnership to achieve its capital preservation and capital gains objectives. While conditions had improved in 1995, the estimated holding period of the asset was reduced as it became evident that economic factors will not allow for the Partnership to recover its costs over a reasonable period of time. Based upon projected cash flows over the reduced holding period, as well as an analysis of comparable office buildings in the Long Beach area, the Partnership revised its estimated net realizable value of the property; and accordingly, a write-down for impairment of $4,633,000 was recorded in 1995.

RESULTS OF OPERATIONS
---------------------

1997 compared to 1996

Revenue:

Total revenue decreased by $286,332 in 1997 as compared to 1996 due to a decline in rental revenue and interest income, as discussed below.

Rental revenue in 1997 decreased by $212,168 in relation to 1996. Rental revenue decreased by approximately $187,000 at Northwest Plaza, mainly due to a decline in income based on sales volume of tenants and a decrease in average occupancy in 1997. At Century Park, two tenants paid a total of approximately $164,000 in lease termination fees in 1996 which was a large factor in the approximately $134,000 decrease in rental revenue in 1997. These decreases were partially offset by increases of approximately $48,000 and $67,000 at Harbour Club I and Kellogg Building, respectively, due to increases in rental rates in 1997.

Interest income declined by $74,164 in 1997 as compared to 1996 due to a decrease in cash available for short-term investment in 1997. The Partnership held approximately$4 million of cash and cash equivalents at the beginning of 1996 which decreased to approximately $3.3 million at the end of 1996, mainly due to the payment of approximately $1.77 million to limited partners for the rescission of partnership units in late 1996. Cash and cash equivalents further decreased to approximately $3 million at December 31, 1997.

Expenses:

Total expenses increased by $328,155 in 1997 as compared to 1996. The increase was due to a write-down for impairment of real estate in 1997, partially offset by decreases in interest expense, depreciation and amortization, other property operating expenses and general and administrative expenses, as discussed below.

In 1997, interest expense declined by $103,395 in relation to 1996. Interest on both the Harbour Club I mortgage note payable and the Fidelity Plaza capital lease is declining as the principal balance of the debt is reduced through regular monthly debt service payments. In addition, the non-HUD lender that purchased the Harbour Club I mortgage in January 1997 does not require the Partnership to pay for mortgage insurance, which the Partnership had recorded as interest expense.

In 1996, the Partnership paid approximately $1.77 million to the plaintiffs in a lawsuit. Of this amount, $1,115,480 represented interest on limited partnership units that were rescinded by the Partnership. No such interest was paid in 1997.

Depreciation and amortization expense decreased by $467,945 in 1997 as compared to 1996. The decrease was mainly due to Northwest Plaza being classified as an asset held for sale by the Partnership effective August 1, 1997. In accordance with the Financial Accounting Standards Board's Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on the asset at the time it was placed on the market for sale.

Other property operating expenses in 1997 declined by $105,516 in relation to 1996. In 1996, the Partnership accrued approximately $88,000 of delinquent mortgage payment penalties relating to the Harbour Club I mortgage note payable. In addition, there was a greater amount of leasing commission amortization recorded in 1996 at Fidelity Plaza due to a tenant vacating prior to the expiration of their lease. In this case, the balance of the tenant's prepaid commission was fully amortized when the tenant vacated.

General and administrative expenses decreased by $947,166 in 1997 as compared to 1996. In 1996, the Partnership incurred $690,000 of attorney fees relating to a lawsuit that resulted in the rescission of limited partnership units. In addition, in 1996, the Partnership incurred a greater amount of costs relating to evaluation and dissemination of information regarding an unsolicited tender offer. These decreases were partially offset by approximately $50,000 of costs incurred for investor services, which were paid to an unrelated third party in 1997. In 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations.

In 1997, the Partnership recorded a $3,130,000 write-down for impairment of Northwest Plaza. No such write-down was recorded in 1996.

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

Expenses:

Total expenses decreased by $2,731,884 in 1996 as compared to 1995 primarily due to the Partnership recording a $4,633,000 write-down for impairment of Fidelity Plaza Office Building to its estimated fair value in 1995 (see Item 8 - Note 4 - "Real Estate Investments"). The decrease was partially offset by $1,115,480 of interest paid on rescinded partnership units and an increase in general and administrative expenses during 1996, as discussed below.

In 1996, the Partnership paid approximately $1.77 million to the plaintiffs in a lawsuit. Of this amount, $1,115,480 represented interest on limited partnership units that were rescinded by the Partnership. No such interest was incurred in 1995.

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

General and administrative expenses in 1996 increased by $714,707 in relation to 1995. The increase was mainly due to the Partnership incurring $690,000 of legal fees relating to the rescission of limited partnership units.

In 1995, the Partnership recorded a $4,633,000 write-down for impairment of real estate relating to Fidelity Plaza Office Building. No such write-down was recorded in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $2,313,018 of cash through operating activities in 1997 as compared to $1,652,784 in 1996 and $2,949,445 in 1995. The increase in
1997 as compared to 1996 was primarily due to $1,115,480 of interest paid to limited partners in 1996 to rescind partnership units. This was partially offset by an increase in cash paid to suppliers in 1997, mainly due to the payment of $690,000 of attorney fees related to the rescission of partnership units.

The decrease in 1996 as compared to 1995 was mainly due to the $1,115,480 paid to rescind partnership units, previously discussed. In addition, cash paid to suppliers increased due to a general increase in the related expense accounts. Additionally, in 1995 the Partnership received $96,731 in connection with the settlement of the Southmark bankruptcy.

The Partnership expended $1,258,789, $1,446,558 and $2,044,998 on capital additions to its real estate investments and asset held for sale in 1997, 1996 and 1995, respectively. The decrease in 1997 as compared to 1996 was mainly due to a greater amount of improvements completed at Harbour Club I Apartments in 1996 which were partially made possible by the release of funds from an escrow account held by the mortgagee. The decrease in 1996 as compared to 1995 was partially due to fewer capital improvements made at Kellogg Building in 1996 since there was little tenant turnover at the building during 1996. In addition, there was a greater amount of lobby and courtyard improvements at Fidelity Plaza Office Building in 1995. Approximately $327,000 of improvements were made at Northwest Plaza Shopping Center for asbestos remediation in 1995. These decreases were partially offset by an increase in improvements at Harbour Club I Apartments, previously discussed.

In 1997, the Partnership made $225,881 of principal payments on its mortgage note payable. No such payments were made in 1996 or 1995. Effective January 1, 1993, the Partnership ceased making regularly scheduled payments on its loan and began funding debt service with the excess cash flow of the property. In July 1997, monthly debt service payments were resumed after the Partnership made all delinquent payments and paid all accrued late charges.

In 1996, the Partnership paid $656,055 to the limited partners to rescind limited partnership units. This amount represents the return of the limited partners' equity investments, net of all distributions previously paid to them.

The Partnership distributed $999,995 and $250,006 to the limited partners in 1997 and 1996, respectively. No distributions were paid to the limited partners in 1995.

Short-term liquidity:

At December 31, 1997, the Partnership held cash and cash equivalents of $3,044,669. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1998. Only one property, Harbour Club I Apartments, is encumbered with mortgage debt and another property, Fidelity Plaza, is encumbered with lease obligations. The Partnership has budgeted approximately $1,179,000 for necessary capital improvements for all properties in 1998, which are expected to be funded from available cash reserves or from operations of the properties.

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

During the last week of March 1998, the Partnership distributed approximately $2,250,000 to the limited partners of record as of March 1, 1998.

Long-term liquidity:

While the outlook for maintenance of adequate levels of liquidity is favorable, should operations deteriorate and present cash resources be insufficient for current needs, the Partnership would require other sources of working capital. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on Partnership properties except where improvements are expected to increase the competitiveness and marketability of the properties, arranging financing from affiliates or the ultimate sale of the properties.
Sales and refinancings are possibilities only.

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership has placed Northwest Plaza on the market for sale effective August 1, 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

                                                                                                      Page
                                                                                                      Number
                                                                                                      -------
INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       17

   Balance Sheets at December 31, 1997 and 1996...................................                       18

   Statements of Operations for each of the three years in the period
      ended December 31, 1997.....................................................                       19

   Statements of Partners' Equity (Deficit) for each of the three years in the
      period ended December 31, 1997..............................................                       20

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1997.....................................................                       21

   Notes to Financial Statements..................................................                       23

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated Depreciation
         and Amortization.........................................................                       32










All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXV, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXV, L.P. (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXV, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 20, 1998

                        McNEIL REAL ESTATE FUND XXV, L.P.

                                 BALANCE SHEETS

                                                                                   December 31,
                                                                       -----------------------------------
                                                                            1997                 1996
                                                                       ---------------     ---------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     4,205,425      $    5,524,462
   Buildings and improvements...............................                47,835,062          65,777,015
                                                                        --------------       -------------
                                                                            52,040,487          71,301,477
   Less:  Accumulated depreciation and amortization.........               (27,037,306)        (32,569,829)
                                                                        --------------       -------------
                                                                            25,003,181          38,731,648

Asset held for sale ........................................                 8,989,818                   -

Cash and cash equivalents...................................                 3,044,669           3,256,746
Cash segregated for security deposits.......................                   340,879             314,762
Note receivable.............................................                         -             344,225
Accounts receivable, net of allowance for doubtful
   accounts of $730,668 and $677,123 at
   December 31, 1997 and 1996, respectively.................                   539,431             791,836
Escrow deposits.............................................                    56,758              75,327
Deferred borrowing costs, net of accumulated
   amortization of $85,887 and $76,755 at
   December 31, 1997 and 1996, respectively.................                   232,863             241,995
Prepaid expenses and other assets...........................                   355,305             349,317
                                                                        --------------       -------------
                                                                       $    38,562,904      $   44,105,856
                                                                        ==============       =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable.......................................           $     7,155,626      $    7,381,507
Accounts payable and accrued expenses.......................                   126,854             995,763
Accrued interest............................................                    61,121             178,277
Accrued property taxes......................................                   561,973             502,142
Payable to affiliates.......................................                   279,505             146,998
Land lease obligation.......................................                   205,902             246,332
Deferred gain...............................................                         -             344,225
Security deposits and deferred rental revenue...............                   382,684             329,291
                                                                        --------------       -------------
                                                                             8,773,665          10,124,535
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  partners - 84,000,000 limited partnership
     units  authorized; 82,943,685 limited partnership
     units issued and outstanding at December 31, 1997
     and 1996...............................................                30,280,535          34,440,696
   General Partner..........................................                  (491,296)           (459,375)
                                                                        --------------       -------------
                                                                            29,789,239          33,981,321
                                                                        --------------       -------------
                                                                       $    38,562,904      $   44,105,856
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS

                                                             For the Years Ended December 31,
                                                    ---------------------------------------------------
                                                       1997               1996               1995
                                                    -------------      -------------     --------------
Revenue:
   Rental revenue..........................        $    9,282,309     $    9,494,477    $    8,783,408
   Interest................................               153,614            227,778            207,714
   Gain on legal settlement................                     -                  -             96,731
                                                    -------------      -------------     --------------
     Total revenue.........................             9,435,923          9,722,255          9,087,853
                                                    -------------      -------------     --------------

Expenses:
   Interest................................               781,344            884,739            826,447
   Interest - rescission of limited
     partnership units.....................                     -          1,115,480                  -
   Depreciation and amortization...........             2,867,438          3,335,383          3,475,088
   Property taxes..........................               831,111            785,113            646,309
   Personnel expenses......................               814,264            808,310            712,901
   Repairs and maintenance.................             1,049,909          1,065,820          1,181,599
   Property management fees -
     affiliates............................               541,462            544,865            523,338
   Utilities...............................               789,895            826,634            832,683
   Other property operating expenses.......               829,833            935,349            876,510
   General and administrative..............               153,202          1,100,368            385,661
   General and administrative -
     affiliates............................               839,552            897,794            938,203
   Write-down for impairment of
     real estate...........................             3,130,000                  -          4,633,000
                                                    -------------      -------------     --------------
     Total expenses........................            12,628,010         12,299,855         15,031,739
                                                    -------------      -------------     --------------

Net loss...................................        $   (3,192,087)    $   (2,577,600)   $    (5,943,886)
                                                    =============      =============     ==============

Net loss allocable to limited partners.....        $   (3,160,166)    $   (2,551,824)   $    (5,884,447)
Net loss allocable to General Partner......               (31,921)           (25,776)           (59,439)
                                                    -------------      -------------     ---------------
Net loss...................................        $   (3,192,087)    $   (2,577,600)   $    (5,943,886)
                                                    =============      =============     ==============

Net loss per weighted average
   thousand limited partnership
   units...................................        $       (38.10)    $       (30.47)   $        (70.14)
                                                    =============      =============     ==============

Distributions per weighted
   average thousand limited
   partnership units.......................        $        12.06     $         2.99     $            -
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1997, 1996 and 1995

                                                                                                    Total
                                                     General                 Limited               Partners'
                                                     Partner                 Partners               Equity
                                                   -------------          --------------        ---------------
Balance at December 31, 1994..............        $     (374,160)        $    43,783,028       $     43,408,868

Net loss..................................               (59,439)             (5,884,447)            (5,943,886)
                                                   -------------          --------------        ---------------

Balance at December 31, 1995..............              (433,599)             37,898,581             37,464,982

Rescission of 950,963 limited
   partnership units (net of distributions
   previously paid of $294,908)...........                     -                (656,055)              (656,055)

Net loss..................................               (25,776)             (2,551,824)            (2,577,600)

Distributions to limited partners.........                     -                (250,006)              (250,006)
                                                   -------------          --------------        ---------------

Balance at December 31, 1996..............              (459,375)             34,440,696             33,981,321

Net loss..................................               (31,921)             (3,160,166)            (3,192,087)

Distributions to limited partners.........                     -                (999,995)              (999,995)
                                                   -------------          --------------        ---------------

Balance at December 31, 1997..............        $     (491,296)        $    30,280,535       $     29,789,239
                                                   =============          ==============        ===============




                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents



                                                             For the Years Ended December 31,
                                                    ---------------------------------------------------
                                                        1997               1996               1995
                                                    -------------      -------------     --------------
Cash flows from operating activities:
   Cash received from tenants..............        $    9,507,421     $    9,467,928    $     9,129,170
   Cash paid to suppliers..................            (4,456,481)        (4,048,866)        (3,488,428)
   Cash paid to affiliates.................            (1,248,507)        (1,394,068)        (1,445,561)
   Interest received.......................               153,614            227,778            207,714
   Interest paid...........................              (889,368)          (784,518)          (685,155)
   Interest paid to limited partners for
     rescission of partnership units.......                     -         (1,115,480)                 -
   Property taxes paid and escrowed........              (753,661)          (699,990)          (865,026)
   Cash received from legal settlement.....                     -                  -             96,731
                                                    -------------      -------------     --------------
Net cash provided by operating
   activities..............................             2,313,018          1,652,784          2,949,445
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate investments
     and asset held for sale...............            (1,258,789)        (1,446,558)        (2,044,998)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable...............................              (225,881)                 -                  -
   Payments on capitalized land
     lease obligation......................               (40,430)           (30,800)           (43,003)
   Rescission of limited partnership
     units.................................                     -           (656,055)                 -
   Distributions to limited partners.......              (999,995)          (250,006)                 -
                                                    -------------      -------------     --------------
Net cash used in financing activities......            (1,266,306)          (936,861)           (43,003)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash
   and cash equivalents....................              (212,077)          (730,635)           861,444

Cash and cash equivalents at
   beginning of year.......................             3,256,746          3,987,381          3,125,937
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
   of year.................................        $    3,044,669     $    3,256,746    $     3,987,381
                                                    =============      =============     ==============

See discussion of noncash investing and financing activities in Note 4 - "Real Estate Investments" and Note 8 "Deferred Gain."

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS


               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                            For the Years Ended December 31,
                                                    ---------------------------------------------------
                                                         1997               1996               1995
                                                    -------------      -------------     --------------
Net loss...................................        $   (3,192,087)    $   (2,577,600)   $    (5,943,886)
                                                    -------------      -------------     --------------

Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Depreciation and amortization...........             2,867,438          3,335,383          3,475,088
   Amortization of deferred borrowing
     costs.................................                 9,132              9,132              9,132
   Amortization of deferred gain...........                     -                  -             (4,115)
   Allowance for doubtful accounts.........                53,545            (36,927)           152,624
   Write-down for impairment of
     real estate...........................             3,130,000                  -          4,633,000
   Changes in assets and liabilities:
     Cash segregated for security deposits.               (26,117)           (14,539)           (16,430)
     Accounts receivable...................               198,860             47,517            214,838
     Escrow deposits.......................                18,569            904,611            175,339
     Prepaid expenses and other
       assets..............................                (5,988)            88,831            (28,528)
     Accounts payable and accrued
       expenses............................              (868,909)           301,139            519,605
     Accrued interest......................              (117,156)          (508,225)           132,160
     Accrued property taxes................                59,831             51,612           (407,770)
     Payable to affiliates.................               132,507             48,591             15,980
     Security deposits and deferred
       rental revenue......................                53,393              3,259             22,408
                                                    -------------      -------------     --------------

         Total adjustments.................             5,505,105          4,230,384          8,893,331
                                                    -------------      -------------     --------------

Net cash provided by operating
   activities..............................        $    2,313,018     $    1,652,784    $     2,949,445
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

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

The Partnership is engaged in diversified real estate activities including the ownership, operation and management of commercial office, retail and residential real estate. At December 31, 1997, the Partnership owned five revenue-producing properties as described in Note 4 - "Real Estate Investments."

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership has placed Northwest Plaza on the market for sale effective August 1, 1997.

Basis of Presentation
----------------------

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

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

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

Asset Held for Sale
-------------------

The asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Depreciation on the asset held for sale ceased at the time the asset was placed on the market for sale.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1997, 1996 and 1995 have been made in accordance with these provisions.

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

The Partnership distributed $999,995 of cash from operations to the limited partners in 1997 and $250,006 in 1996. No distributions were paid to the limited partners in 1995 and no distributions have been paid to the General Partner.

During the last week of March 1998, the Partnership plans to distribute approximately $2,250,000 to the limited partners of record as of March 1, 1998.

Net Loss Per Thousand Limited Partnership Units
------------------------------------------------

Net loss per thousand limited partnership units is computed by dividing net loss allocated to the limited partners by the weighted average number of Units outstanding expressed in thousands. Per thousand Unit information has been computed based on 82,944, 83,736, and 83,895 weighted average thousand Units outstanding in 1997, 1996 and 1995, respectively.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                            For the Years Ended December 31,
                                                -------------------------------------------------------
                                                        1997               1996               1995
                                                -----------------     --------------    ---------------
Property management fees - affiliates .....     $         541,462     $      544,865    $       523,338
Charged to general and
   administrative - affiliates:
   Partnership administration..............               168,639            225,956            290,839
   Asset management fee....................               670,913            671,838            647,364
                                                 ----------------      -------------     --------------
                                                $       1,381,014     $    1,442,659    $     1,461,541
                                                 ================      =============     ==============

Payable to affiliates at December 31, 1997 and 1996 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and is due and payable from current operations.

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $21,953,215 in 1997, $22,409,365 in 1996 and $21,873,312 in 1995.

NOTE 4 - REAL ESTATE INVESTMENTS
---------------------------------

The basis and accumulated depreciation and amortization of the Partnership's real estate investments at December 31, 1997 and 1996 are set forth in the following tables:

                                                                         Accumulated
                                                   Buildings and         Depreciation        Net Book
       1997                         Land           Improvements        and Amortization        Value
       ----                    --------------      ------------        ----------------   ---------------
Century Park
   Las Vegas, NV               $    1,439,077      $   15,134,798      $   (8,313,761)    $     8,260,114
Fidelity Plaza
   Long Beach, CA                     553,946          12,985,775          (8,529,701)          5,010,020
Harbour Club I
   Belleville, MI                   1,069,513           9,638,815          (4,393,057)          6,315,271
Kellogg Office Building
   Littleton, CO                    1,142,889          10,075,674          (5,800,787)          5,417,776
                                -------------       -------------       -------------       -------------
                               $    4,205,425      $   47,835,062       $ (27,037,306)     $   25,003,181
                                =============       =============        ============       =============

                                                                         Accumulated
                                                   Buildings and         Depreciation        Net Book
       1996                         Land           Improvements        and Amortization        Value
       ----                    --------------      ------------        ----------------   ---------------

Century Park                   $    1,439,077      $   14,775,849       $  (7,525,841)     $    8,689,085
Fidelity Plaza                        553,946          12,501,920          (7,897,655)          5,158,211
Harbour Club I                      1,069,513           9,450,779          (3,918,017)          6,602,275
Kellogg Office Building             1,142,889           9,912,810          (5,316,049)          5,739,650
Northwest Plaza (a)                 1,319,037          19,135,657          (7,912,267)         12,542,427
                                -------------       -------------       -------------       -------------
                               $    5,524,462      $   65,777,015       $ (32,569,829)     $   38,731,648
                                =============       =============        ============       =============

(a) On August 1, 1997, the General Partner placed Northwest Plaza, located in Dayton, Ohio, on the market for sale. Northwest Plaza was classified as such at December 31, 1997 with a net book value of $8,989,818.

The results of operations for the asset held for sale at December 31, 1997 were $401,153, $244,207 and $150,415 for the years ended December 31, 1997, 1996 and
1995, respectively. Results of operations are operating revenues less operating expenses including depreciation and amortization and interest expense.

Northwest Plaza, located in Dayton, Ohio, is a retail strip shopping center with three anchor tenants that occupy 64% of the total leasable area. Management has increased security and lighting in the parking areas in response to increased criminal activity in the area. In late 1993, an anchor tenant vacated and the space was re-leased at a lower rate. Another anchor tenant's lease was restructured to provide for lower rent based on sales volume. The tenant declared bankruptcy in late 1995 and relinquished 50,000 square feet in 1996.

Due to these factors, lower rental revenue was realized in 1997 and is expected for 1998. On August 1, 1997, the General Partner placed Northwest Plaza on the market for sale when it became evident that economic factors will not allow for the Partnership to recover its costs over a reasonable period of time. Based upon projected cash flows over the reduced holding period, the Partnership revised its estimated net realizable value of the property; and accordingly, a write-down for impairment of $3,130,000 was recorded in the fourth quarter of 1997.

Fidelity Plaza Office Building is located in downtown Long Beach, California, an area that has experienced declining economic conditions over the past several years. The Partnership had originally intended to hold the asset until such time as the real estate market in the area and the performance of the property improved to permit the Partnership to achieve its capital preservation and capital gains objectives. While conditions had improved in 1995, the estimated holding period of the asset was reduced as it became evident that economic factors will not allow for the Partnership to recover its costs over a reasonable period of time. Based upon projected cash flows over the reduced holding period, as well as an analysis of comparable office buildings in the Long Beach area, the Partnership revised its estimated net realizable value of the property; and accordingly, a write-down for impairment of $4,633,000 was recorded in 1995.

The Partnership leases its commercial properties under non-cancelable operating leases. Future minimum rents to be received as of December 31, 1997 are as follows:

                                                    Real Estate      Asset Held
                                                    Investments       For Sale
                                                    ------------     ----------

     1998....................................       $  4,513,760     $ 1,490,582
     1999....................................          3,510,268       1,321,093
     2000....................................          2,156,331       1,242,372
     2001....................................          1,211,648       1,157,350
     2002....................................            632,907       1,011,332
     Thereafter..............................            831,162       5,495,706
                                                     ------------     ----------
       Total.................................       $ 12,856,076     $11,718,435
                                                     ===========      ==========

Future minimum rentals do not include contingent rentals based on sales volume of tenants. Contingent rentals amounted to $91,143, $227,311 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes and other expenses. These expense reimbursements amounted to $244,032, $401,820 and $320,960 for the years ended December 31, 1997, 1996 and 1995, respectively. These contingent rents and expense reimbursements are included in rental revenue on the Statements of Operations.

Harbour Club I Apartments is encumbered by mortgage indebtedness as discussed in
Note 6 - "Mortgage Note Payable." Fidelity Plaza is subject to four ground leases as discussed in Note 5 - "Leases."

NOTE 5 - LEASES
---------------

The Partnership leases the land on which Fidelity Plaza is located under four ground leases (one capital lease and three noncancelable operating leases). At December 31, 1997, minimum rental payments under such leases were as follows.

                                                      Capital      Operating
                                                       Lease        Leases
                                                   ----------     -----------

         1998...............................       $  103,538     $   204,396
         1999...............................          103,538         204,396
         2000...............................           94,910         204,396
         2001...............................                -         204,396
         2002...............................                -         204,396
         Thereafter.........................                -      11,647,965
                                                    ---------     -----------
         Total minimum payments due.........       $  301,986    $ 12,669,945
                                                    =========     ===========

         Less amount representing
           interest.........................       $  (96,084)
                                                    ---------

         Present value of land lease
           obligation.......................       $  205,902
                                                    =========

Monthly payments are required under the terms of the leases. The capital lease expires in December 2000. The largest operating lease expires in December 2065, while the other two operating leases expire in June and August 2021.

Land recorded under the capital lease totaled $553,946 at December 31, 1997 and 1996. The lease contains an option to purchase the land for $1 in 2001.

Ground lease expense of $206,096, $203,704 and $201,544 relating to the three operating leases is included in the Statements of Operations with other property operating expenses for the years ended December 31, 1997, 1996 and 1995, respectively.

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

NOTE 6 - MORTGAGE NOTE PAYABLE
------------------------------

The following sets forth the mortgage note payable of the Partnership at December 31, 1997 and 1996. The mortgage note payable is secured by the related real estate investment.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                    December 31,
Property                 Position (a)     Rate            Maturity                 1997             1996
--------                 ------------------            ------------------     ---------------    -----------

Harbour Club I           First            10.25         $66,011    06/23      $   7,155,626      $ 7,381,507
                                                                               ============       ==========

(a)     The debt is non-recourse to the Partnership.

Effective January 1, 1993, the Partnership ceased making regularly scheduled debt service and escrow payments. In lieu of the aforementioned payments, the Partnership funded debt service with the excess cash flow of the property. The Partnership was notified that the mortgage note payable was in default. During 1996, the mortgagee applied approximately $599,000 of mortgagee held escrow funds to the outstanding interest payable balance. Effective January 23, 1997, the mortgage note payable was sold by the mortgagee to an unaffiliated lender. In July 1997, the mortgage note was brought current after the Partnership made all delinquent payments and paid all accrued late charges. Regular monthly payments were resumed in July 1997.

Scheduled principal maturities of the mortgage note payable under existing agreements are as follows:

          1998....................................       $    61,515
          1999....................................            68,125
          2000....................................            75,446
          2001....................................            83,553
          2002....................................            92,531
          Thereafter..............................         6,774,456
                                                          ----------
                                                         $ 7,155,626
                                                          ==========

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $9,163,000 at December 31, 1997 and $8,675,000 at December 31, 1996.

NOTE 7 - ACCOUNTS RECEIVABLE
-----------------------------

The accounts receivable balance includes amounts due from tenants for base rent, common area maintenance, percentage rents and other miscellaneous amounts. In addition, accounts receivable includes amounts relating to rental guarantees from the seller of Century Park Office Building of approximately $470,000 at December 31, 1997 and 1996 which are not expected to be collected. The reserve for this amount is included in allowance for doubtful accounts.

NOTE 8 - DEFERRED GAIN
----------------------

In October 1992, the Partnership agreed to restructure a lease with a major tenant of Kellogg Office Building. Under the terms of the restructuring, the tenant relinquished approximately 20,000 square feet of office space, of which approximately 10,000 square feet was subleased to another tenant, and retained existing space at a reduced rate. In connection with the restructuring, the tenant signed a promissory note in the amount of $500,000 secured by an interest in a coal mine, assigned an interest in a sublease with a third party, and transferred 50,000 shares of Confertech International, Inc. common stock to the Partnership. In 1992, the Partnership recorded a deferred gain of $628,938 as a result of this transaction. In 1993, the Partnership sold all 50,000 shares of the stock for $243,855 and recognized a $43,855 gain on sale of marketable securities. The Partnership also recognized the portion of the deferred gain that related to the common stock. The portion of the deferred gain that related to the promissory note was amortized as payments on the note were received. No amortization of deferred gain was recognized in 1996 or 1995 since no payments were received on the promissory note. The balance of the note and the corresponding deferred gain were $344,225 at December 31, 1996. In July 1997, the Partnership received $60,000 in full settlement of the promissory note, which was recognized as rental revenue on the Statement of Operations at December 31, 1997.

NOTE 9 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

2) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 1, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark Corporation ("Southmark"), the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

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

NOTE 10 - RESCISSION OF LIMITED PARTNERSHIP UNITS
-------------------------------------------------

On October 26, 1996, a judgment was entered against the Partnership which effectively rescinded 950,963 Units of the Partnership as of October 31, 1996. Pursuant to the court order, the Partnership made settlement payments to an escrow agent on behalf of the plaintiff limited partners totaling $1,771,535 on October 30, 1996. The payments consisted of two components. The first component of $656,055, which was recorded as a rescission of limited partnership units on the Statements of Partners' Equity (Deficit), represented the return of the limited partners' equity investments, net of all distributions previously paid to them. The second component of $1,115,480, which was recorded as interest - rescission of limited partnership units on the Statements of Operations, represented interest paid on the rescinded Units pursuant to the court judgment. Additionally, on February 6, 1997, the Partnership agreed to pay the plaintiffs $690,000 for attorney fees in exchange for a release of all claims against the Partnership and General Partner. This attorney fees settlement amount was accrued at December 31, 1996, and was recorded as a general and administrative expense on the Statements of Operations. The settlement was paid in full during 1997.

                        McNEIL REAL ESTATE FUND XXV, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997

                                                                                                       Costs
                                                       Initial Cost               Cumulative        Capitalized
                               Related                        Buildings and      Write-down for     Subsequent
Description                Encumbrances(c)        Land        Improvements       Impairment(b)     To Acquisition
-----------                ---------------        ----        --------------     --------------    --------------

APARTMENTS:
Harbour Club I
   Belleville, MI          $    7,155,626    $      763,364    $    8,792,575   $     (338,092)   $    1,490,481

OFFICE BUILDINGS:

Century Park
   Las Vegas, NV                        -         1,549,077        12,537,373       (1,000,000)        3,487,425

Fidelity Plaza
   Long Beach, CA                 205,902           541,239        13,172,687       (4,633,000)        4,458,795

Kellogg Office Building
   Littleton, CO                        -         1,743,070        12,804,735       (5,003,041)        1,673,799
                            -------------      ------------     -------------    -------------      ------------
                           $    7,361,528    $    4,596,750    $   47,307,370   $  (10,974,133)   $   11,110,500
                            =============     =============     =============    =============     =============

Asset Held for Sale (d):

Northwest Plaza
   Dayton, OH


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

(d) The asset held for sale is stated at lower of cost or fair value less costs to sell. Historical cost, net of accumulative depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation ceases at the time the asset is placed on the market for sale.



                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXV, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997

                                            Gross Amount at
                                     Which Carried at Close of Period                   Accumulated
                                                 Buildings and                          Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
------------                     ----            -------------         ---------      ----------------

APARTMENTS:
Harbour Club I
   Belleville, MI             $    1,069,513     $    9,638,815   $     10,708,328   $    (4,393,057)

OFFICE BUILDINGS:

Century Park
   Las Vegas, NV                   1,439,077         15,134,798         16,573,875        (8,313,761)

Fidelity Plaza
   Long Beach, CA                    553,946         12,985,775         13,539,721        (8,529,701)

Kellogg Office Building
   Littleton, CO                   1,142,889         10,075,674         11,218,563        (5,800,787)
                               -------------      -------------    ---------------    --------------
                              $    4,205,425     $   47,835,062   $     52,040,487   $   (27,037,306)
                               =============      =============    ===============    ==============

Asset Held for Sale (d):

Northwest Plaza
   Dayton, OH                                                     $      8,989,818
                                                                   ===============


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-39 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $83,828,119 and accumulated depreciation was $36,558,262 at December 31, 1997.

(d) The asset held for sale is stated at lower of cost or fair value less costs to sell. Historical cost, net of accumulative depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation ceases at the time the asset is placed on the market for sale.



                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXV, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997



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


Asset Held for Sale (d):

Northwest Plaza
   Dayton, OH                   1964/1980                   06/86




(d) The asset held for sale is stated at lower of cost or fair value less costs to sell. Historical cost, net of accumulative depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation ceases at the time the asset is placed on the market for sale.



                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:

                                                             For the Years Ended December 31,
                                                    ---------------------------------------------------
                                                        1997               1996                1995
                                                    -------------      -------------     --------------

Real estate investments:
Balance at beginning of year...............        $   71,301,477     $   69,854,919    $    72,442,921

Improvements...............................             1,221,917          1,446,558          2,044,998

Reclassification to asset held for sale....           (20,482,907)                 -                  -

Write-down for impairment of real
   estate..................................                     -                  -         (4,633,000)
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   52,040,487     $   71,301,477    $    69,854,919
                                                    =============      =============     ==============



Accumulated depreciation and amortization:

Balance at beginning of year...............        $   32,569,829     $   29,234,446    $    25,759,358

Depreciation and amortization..............             2,867,438          3,335,383          3,475,088

Reclassification to asset held for
   sale....................................            (8,399,961)                 -                  -
                                                   --------------      -------------     --------------

Balance at end of year.....................       $    27,037,306     $   32,569,829    $    29,234,446
                                                    =============      =============     ==============



Asset held for sale:

Balance at beginning of year...............       $             -     $            -    $             -

Reclassification to asset held for sale....            12,082,946                  -                  -

Improvements...............................                36,872                  -                  -

Write-down for impairment of real
   estate..................................            (3,130,000)                 -                  -
                                                    -------------      -------------     --------------

Balance at end of year.....................       $     8,989,818     $            -    $             -
                                                    =============      =============     ==============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              77       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active  operations
                                        of  McREMI  and  McNeil  Partners,  L.P.
                                        began in February 1991, Mr. McNeil was a
                                        private investor. Mr. McNeil is a member
                                        of the International  Board of Directors
                                        of the Salk  Institute,  which  promotes
                                        research in improvements in health care.

Carole J. McNeil               54       Mrs.  McNeil   is  Co-Chairman,     with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Center,  California's  first  accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began  in real  estate  as  Manager  and
                                        Marketing  Director  of Title  Insurance
                                        and  Trust in  Marin  County,  CA.  Mrs.
                                        McNeil serves on the International Board
                                        of Directors of the Salk Institute.

                                        Other Principal Occupations and Other
Name and Position              Age      Directorships During the Past 5 Years
-----------------              ---      -------------------------------------
Ron K. Taylor                  40       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively
                                        involved  in the  real  estate  industry
                                        since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(A) Security ownership of certain beneficial owners.

No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, was known by the Partnership to own more than 5% of the Units, other than High River Limited Partnership which owns 7,534,383 Units at January 31, 1998 (approximately 9.08% of the outstanding Units). The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

(B) Security ownership of management.

The General Partner and the officers and directors of its general partner, collectively own 27,322 limited partnership units, which represents less than 1% of the outstanding limited partnership units at January 31, 1998.

(C)   Change in control.

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential properties and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1997, the Partnership paid or accrued $670,913 of such asset management fees.

The Partnership pays property management fees equal to 5% of the gross rental receipts of residential properties and 6% for commercial properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1997, the Partnership paid or accrued $710,101 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 8 - Note 2 - "Transactions With Affiliates."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------  -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8 - Financial Statements and Supplementary Data.

(A)      Exhibits

         Exhibit
         Number                             Description
         -------                            ------------

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

         10.4                               Property  Management Agreement dated
                                            March 26, 1992,  between McNeil Real
                                            Estate  Fund XXV,  L.P.  and  McNeil
                                            Real Estate Management, Inc. (2)




         Exhibit
         Number                             Description
         -------                            ------------
         10.5                               Amendment  of  Property   Management
                                            Agreement  dated  March  5,  1993 by
                                            McNeil Real  Estate  Fund XXV,  L.P.
                                            and McNeil Real  Estate  Management,
                                            Inc. (2)

         10.6                               Property Management Agreement  dated
                                            March  26,  1992  between  Van Buren
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

          11.                               Statement  regarding  computation of
                                            net   loss  per   thousand   limited
                                            partnership units (see Item 8 - Note
                                            1 -  "Organization  and  Summary  of
                                            Significant Accounting Policies").

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

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                        McNEIL REAL ESTATE FUND XXV, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             McNEIL REAL ESTATE FUND XXV, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner



March 30, 1998                    By:  /s/  Robert A. McNeil
--------------                         -----------------------------------------

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



March 30, 1998                    By:  /s/  Ron K. Taylor
--------------                         -----------------------------------------

Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                         Investors, Inc.
                                       (Principal Financial Officer)




March 30, 1998                    By:  /s/  Carol A. Fahs
--------------                         -----------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)