Form 10-Q
period 1998-03-31
MCNEIL REAL ESTATE FUND XXV LP
filed 1998-05-14
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended            March 31, 1998
                                     -------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,         December 31,
                                                                            1998                 1997
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     4,205,425      $    4,205,425
   Buildings and improvements...............................                47,897,171          47,835,062
                                                                        --------------       -------------
                                                                            52,102,596          52,040,487
   Less:  Accumulated depreciation and amortization.........               (27,636,892)        (27,037,306)
                                                                        --------------       -------------
                                                                            24,465,704          25,003,181

Asset held for sale.........................................                 8,989,818           8,989,818

Cash and cash equivalents...................................                 1,533,370           3,044,669
Cash segregated for security deposits.......................                   342,537             340,879
Accounts receivable, net of allowance for doubtful
   accounts of $730,668 at March 31, 1998 and
   December 31, 1997........................................                   584,514             539,431
Escrow deposits.............................................                    41,206              56,758
Deferred borrowing costs, net of accumulated
   amortization of $88,170 and $85,887 at March 31,
   1998 and December 31, 1997, respectively.................                   230,580             232,863
Prepaid expenses and other assets...........................                   337,174             355,305
                                                                        --------------       -------------
                                                                       $    36,524,903      $   38,562,904
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable.......................................           $     7,140,831      $    7,155,626
Accounts payable and accrued expenses.......................                   116,252             126,854
Accrued interest............................................                    60,995              61,121
Accrued property taxes......................................                   431,865             561,973
Payable to affiliates.......................................                   491,476             279,505
Land lease obligation.......................................                   194,483             205,902
Deferred gain...............................................                    29,006                   -
Security deposits and deferred rental revenue...............                   377,210             382,684
                                                                        --------------       -------------
                                                                             8,842,118           8,773,665
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited partners - 84,000,000 limited partnership units
   authorized; 82,943,685  limited  partnership  units
   issued and outstanding at March 31, 1998
   and December 31, 1997....................................                28,172,646          30,280,535
   General Partner..........................................                  (489,861)           (491,296)
                                                                        --------------       -------------
                                                                            27,682,785          29,789,239
                                                                        --------------       -------------
                                                                       $    36,524,903      $   38,562,904
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                           ---------------------------------
                                                                                1998                1997
                                                                           --------------     --------------

Revenue:
   Rental revenue.............................................             $    2,396,359     $    2,215,120
   Interest ...................................................                    47,549             39,437
                                                                           --------------      -------------
     Total revenue.............................................                 2,443,908          2,254,557
                                                                            -------------      -------------

Expenses:
   Interest....................................................                   199,860            211,015
   Depreciation and amortization...............................                   599,586            787,890
   Property taxes..............................................                   220,401            205,343
   Personnel costs.............................................                   215,468            238,505
   Utilities...................................................                   186,540            189,471
   Repairs and maintenance.....................................                   241,547            258,197
   Property management fees - affiliates.......................                   138,617            127,106
   Other property operating expenses...........................                   181,387            205,501
   General and administrative..................................                    99,094             51,481
   General and administrative - affiliates.....................                   217,872            199,049
                                                                            -------------      -------------
     Total expenses............................................                 2,300,372          2,473,558
                                                                            -------------      -------------

Net income (loss)..............................................            $      143,536     $     (219,001)
                                                                            =============      =============


Net income (loss) allocable to limited partners................            $      142,101     $     (216,811)
Net income (loss) allocable to General Partner.................                     1,435             (2,190)
                                                                            -------------      -------------
Net income (loss)..............................................            $      143,536     $     (219,001)
                                                                            =============      =============


Net income (loss) per thousand limited partnership units.......            $         1.71     $        (2.61)
                                                                            =============      =============


Distributions per thousand limited partnership units...........            $        27.13     $         6.03
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997

                                                                                                   Total
                                                     General                 Limited              Partners'
                                                     Partner                 Partners          Equity (Deficit)
                                                 ---------------         ---------------       ----------------
Balance at December 31, 1996..............       $     (459,375)         $   34,440,696        $   33,981,321

Net loss..................................               (2,190)               (216,811)             (219,001)

Distributions to limited partners.........                    -                (499,994)             (499,994)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $     (461,565)         $   33,723,891        $   33,262,326
                                                  =============           =============         =============


Balance at December 31, 1997..............       $     (491,296)         $   30,280,535        $   29,789,239

Net income................................                1,435                 142,101               143,536

Distributions to limited partners.........                    -              (2,249,990)           (2,249,990)
                                                  -------------           -------------         -------------

Balance at March 31, 1998.................       $     (489,861)         $   28,172,646        $   27,682,785
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                             Three Months Ended
                                                                                  March 31
                                                                  -----------------------------------------
                                                                        1998                     1997
                                                                  -----------------        ----------------

Cash flows from operating activities:
   Cash received from tenants........................             $      2,378,107         $     2,199,446
   Cash paid to suppliers............................                     (921,464)             (1,709,729)
   Cash paid to affiliates...........................                     (144,518)               (414,295)
   Interest received.................................                       47,549                  39,437
   Interest paid.....................................                     (197,703)               (387,009)
   Property taxes paid and escrowed..................                     (334,957)               (278,419)
                                                                   ---------------          --------------
Net cash provided by (used in) operating
   activities........................................                      827,014                (550,569)
                                                                   ---------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                      (62,109)               (160,171)
                                                                   ---------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable.........................................                      (14,795)                      -
   Payments on capitalized land lease
     obligation......................................                      (11,419)                 (9,307)
   Distributions to limited partners.................                   (2,249,990)               (499,994)
                                                                   ---------------          --------------
Net cash used in financing activities................                   (2,276,204)               (509,301)
                                                                   ---------------          --------------

Net decrease in cash and cash equivalents............                   (1,511,299)             (1,220,041)

Cash and cash equivalents at beginning of
   period............................................                    3,044,669               3,256,746
                                                                   ---------------          --------------

Cash and cash equivalents at end of period...........             $      1,533,370         $     2,036,705
                                                                   ===============          ==============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                         (Used In) Operating Activities

                                                                             Three Months Ended
                                                                                   March 31
                                                                  -----------------------------------------
                                                                        1998                     1997
                                                                  -----------------        ----------------
Net income (loss)....................................             $         143,536        $      (219,001)
                                                                   ----------------         --------------

Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
   Depreciation and amortization.....................                      599,586                 787,890
   Amortization of deferred borrowing costs..........                        2,283                   2,283
   Deferred gain.....................................                       29,006                       -
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (1,658)                 (2,263)
     Accounts receivable, net........................                      (45,083)                  1,791
     Escrow deposits.................................                       15,552                  34,009
     Prepaid expenses and other assets...............                       18,131                  11,481
     Accounts payable and accrued expenses...........                      (10,602)               (781,984)
     Accrued interest................................                         (126)               (178,277)
     Accrued property taxes..........................                     (130,108)               (107,085)
     Payable to affiliates...........................                      211,971                 (88,140)
     Security deposits and deferred rental
       revenue.......................................                       (5,474)                (11,273)
                                                                   ----------------         --------------

       Total adjustments.............................                      683,478                (331,568)
                                                                   ---------------          --------------

Net cash provided by (used in) operating
   activities........................................             $        827,014         $      (550,569)
                                                                   ===============          ==============





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXV, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                      Three Months Ended
                                                           March 31
                                                 ----------------------------
                                                    1998              1997
                                                 -----------       ----------

Property management fees...................      $   138,617       $  127,106
Charged to general and administrative
   expense:
   Partnership administration..............           43,317           42,928
   Asset management fee....................          174,555          156,121
                                                  ----------        ---------
                                                 $   356,489       $  326,155
                                                  ==========        =========

Payable to affiliates at March 31, 1998 and December 31, 1997 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1997. The Partnership reported net income of $143,536 for the first three months of 1998 as compared to a net loss of $219,001 for the first three months of 1997. Revenue in 1998 increased to $2,443,908 from $2,254,557 in 1997, and expenses decreased to $2,300,372 from
$2,473,558.

Net cash provided by operating activities was $827,014 for the three months ended March 31, 1998. The Partnership expended $62,109 for capital improvements, $14,795 for principal payments on its mortgage note payable and $11,419 for payments on the capitalized land lease obligation. After distributions of $2,249,990 to the limited partners, cash and cash equivalents totaled $1,533,370 at March 31, 1998, a net decrease of $1,511,299 from the balance at December 31, 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue increased by $189,351 for the three months ended March 31, 1998 as compared to the same period in 1997, as discussed below.

Rental revenue increased by $181,239 for the first three months of 1998 as compared to the first three months of 1997. Rental revenue increased at all of the Partnership's properties in 1998. The largest increases were at Century Park and Fidelity Plaza office buildings where rental revenue increased by approximately $58,000 and $44,000, respectively, mainly due to an increase in average occupancy in the first quarter of 1998. In addition, there was an increase in rental rates and a decrease in concessions given to tenants at Century Park in 1998.

Interest income for the three months ended March 31, 1998 increased by $8,112 as compared to the same period in 1997. The increase was due to a larger average amount of cash and cash equivalents available for short-term investment in 1998. Although cash and cash equivalents decreased by approximately $1.5 million in the first quarter of 1998, $2,249,990 of the decrease was due to distributions paid to the limited partners in the last week of March 1998.

Expenses:

Total expenses decreased by $173,186 for the three months ended March 31, 1998 as compared to the same period in 1997. The decrease was primarily due to decreases in depreciation and amortization and other property operating expenses, partially offset by an increase in general and administrative expenses, as discussed below.

Depreciation and amortization expense for the three months ended March 31, 1998 decreased by $188,304 in relation to the prior year. The decrease was mainly due to Northwest Plaza being classified as an asset held for sale by the Partnership effective August 1, 1997. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on the asset at the time it was placed on the market for sale.

Other property operating expenses decreased by $24,114 for the first quarter of 1998 as compared to the respective quarter in the prior year. The decrease was mainly due to decreased earthquake insurance costs at Fidelity Plaza Office
Building. In addition, there was a decline in bad debts at Harbour Club I Apartments and Century Park Office Building.

General and administrative expenses increased by $47,613 for the three months ended March 31, 1998 as compared to the same period in 1997. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow provided by operating activities totaled $827,014 for the first three months of 1998 as compared to $550,569 used during the same period in 1997. The change in cash from operations was mainly due to the decrease in cash paid to suppliers, cash paid to affiliates and interest paid. In February 1997, the Partnership was required to pay the plaintiffs' attorneys $690,000 for legal expenses for a lawsuit relating to rescission of limited partnership units. During the first three months of 1997, the Partnership paid $250,000 of deferred asset management fees. In March 1997, defaulted interest of $184,000 was paid to the lender of Harbour Club I in addition to the required monthly cash flow payment.

The Partnership expended $62,109 and $160,171 for additions to its real estate investments during the three months ended March 31, 1998 and 1997, respectively. A greater amount was spent in 1997 for tenant improvements at Century Park and Fidelity Plaza office buildings.

During the three months ended March 31, 1998, the Partnership made $14,795 in principal payments on its mortgage note payable secured by Harbour Club I. No such principal payments were made in the three months ended March 31, 1997. Effective January 1, 1993, the Partnership ceased making regularly scheduled payments on its loan and began funding debt service with the excess cash flow of the property. In July 1997, monthly debt service payments were resumed after the Partnership made all delinquent payments and paid all accrued late charges.

The Partnership distributed $2,249,990 and $499,994 to the limited partners in the first three months of 1998 and 1997, respectively.

Short-term liquidity:

At March 31, 1998, the Partnership held cash and cash equivalents of $1,533,370.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations for the remainder of 1998. Only one property, Harbour Club I Apartments, is encumbered with mortgage debt and another property, Fidelity Plaza, is encumbered with lease obligations. The Partnership has budgeted approximately $1,179,000 for necessary capital improvements for all properties in 1998, which are expected to be funded from available cash reserves or from operations of the properties.

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

                           PART II. OTHER INFORMATION

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

         11. Statement regarding computation of Net Income (Loss) per Thousand Limited Partnership Units: Net income (loss) per thousand limited partnership units is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of limited partnership units outstanding expressed in thousands. Per thousand unit information has been computed based on 82,944 weighted average thousand limited partnership units outstanding in 1998 and 1997.

         27.                        Financial  Data  Schedule   for  the quarter
                                    ended March 31, 1998.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XXV, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner






May 14, 1998                        By:  /s/  Ron K. Taylor
------------                           -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




May 14, 1998                        By:  /s/  Carol A. Fahs
------------                           -----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)