Form 10-Q
period 1998-06-30
MCNEIL REAL ESTATE FUND XXV LP
filed 1998-08-14
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended          June 30, 1998
                                    --------------------------------------------


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




             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code      (972) 448-5800
                                                  ------------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                     June 30,           December 31,
                                                                       1998                 1997
                                                                   ------------         ------------
ASSETS
------

Real estate investments:
   Land ...................................................        $  4,205,425         $  4,205,425
   Buildings and improvements .............................          48,020,307           47,835,062
                                                                   ------------         ------------
                                                                     52,225,732           52,040,487
   Less:  Accumulated depreciation and amortization .......         (28,219,775)         (27,037,306)
                                                                   ------------         ------------
                                                                     24,005,957           25,003,181

Asset held for sale .......................................           8,989,818            8,989,818

Cash and cash equivalents .................................           2,533,696            3,044,669
Cash segregated for security deposits .....................             345,019              340,879
Accounts receivable, net of allowance for doubtful
   accounts of $602,041 and $730,668 at June 30, 1998
   and December 31, 1997, respectively ....................             533,886              539,431
Escrow deposits ...........................................              88,778               56,758
Deferred borrowing costs, net of accumulated
   amortization of $90,453 and $85,887 at June 30,
   1998 and December 31, 1997, respectively ...............             228,297              232,863
Prepaid expenses and other assets .........................             331,433              355,305
                                                                   ------------         ------------
                                                                   $ 37,056,884         $ 38,562,904
                                                                   ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable .....................................        $  7,125,653         $  7,155,626
Accounts payable and accrued expenses .....................              49,829              126,854
Accrued interest ..........................................              60,865               61,121
Accrued property taxes ....................................             511,870              561,973
Payable to affiliates .....................................             646,476              279,505
Land lease obligation .....................................             183,065              205,902
Security deposits and deferred rental revenue .............             467,705              382,684
                                                                   ------------         ------------
                                                                      9,045,463            8,773,665
                                                                   ------------         ------------

Partners' equity (deficit):
   Limited  partners - 84,000,000 limited partnership units
     authorized; 82,943,685  limited  partnership units
     issued and  outstanding at June 30, 1998 and
     December 31, 1997 ....................................          28,497,995           30,280,535
   General Partner ........................................            (486,574)            (491,296)
                                                                   ------------         ------------
                                                                     28,011,421           29,789,239
                                                                   ------------         ------------
                                                                   $ 37,056,884         $ 38,562,904
                                                                   ============         ============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                      Six Months Ended
                                                  June 30,                               June 30,
                                       ------------------------------         ------------------------------
                                           1998               1997               1998                1997
                                       -----------        -----------         -----------        -----------
Revenue:
   Rental revenue .............        $ 2,475,140        $ 2,355,776         $ 4,871,499        $ 4,570,896
   Interest ...................             30,684             34,244              78,233             73,681
   Other revenue ..............            126,035                  -             126,035                  -
                                       -----------        -----------         -----------        -----------
     Total revenue ............          2,631,859          2,390,020           5,075,767          4,644,577
                                       -----------        -----------         -----------        -----------

Expenses:
   Interest ...................            199,474            205,998             399,334            417,013
   Depreciation and
     amortization .............            582,883            840,998           1,182,469          1,628,888
   Property taxes .............            205,341            205,343             425,742            410,686
   Personnel costs ............            177,798            187,291             393,266            425,796
   Utilities ..................            159,458            163,006             345,998            352,477
   Repairs and maintenance ....            265,045            258,615             506,592            516,812
   Property management
     fees - affiliates ........            151,051            140,285             289,668            267,391
   Other property operating
     expenses .................            154,258            195,051             335,645            400,552
   General and administrative .            176,994             32,178             276,088             83,659
   General and administrative -
     affiliates ...............            230,921            216,570             448,793            415,619
                                       -----------        -----------         -----------        -----------
     Total expenses ...........          2,303,223          2,445,335           4,603,595          4,918,893
                                       -----------        -----------         -----------        -----------

Net income (loss) .............        $   328,636        $   (55,315)        $   472,172        $  (274,316)
                                       ===========        ===========         ===========        ===========

Net income (loss) allocable
   to limited partners ........        $   325,349        $   (54,762)        $   467,450        $  (271,573)
Net income (loss) allocable
   to General Partner .........              3,287               (553)              4,722             (2,743)
                                       -----------        -----------         -----------        -----------
Net income (loss) .............        $   328,636        $   (55,315)        $   472,172        $  (274,316)
                                       ===========        ===========         ===========        ===========

Net income (loss) per thousand
   limited partnership units ..        $      3.93        $      (.66)        $      5.64        $     (3.27)
                                       ===========        ===========         ===========        ===========

Distributions per thousand
   limited partnership units ..        $         -        $         -         $     27.13        $      6.03
                                       ===========        ===========         ===========        ===========

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1998 and 1997

                                                                                        Total
                                              General              Limited            Partners'
                                              Partner             Partners         Equity (Deficit)
                                           -------------        -------------      ----------------
Balance at December 31, 1996 ......        $   (459,375)        $ 34,440,696         $ 33,981,321

Net loss ..........................              (2,743)            (271,573)            (274,316)

Distributions to limited partners..                   -             (499,994)            (499,994)
                                           ------------         ------------         ------------

Balance at June 30, 1997 ..........        $   (462,118)        $ 33,669,129         $ 33,207,011
                                           ============         ============         ============


Balance at December 31, 1997 ......        $   (491,296)        $ 30,280,535         $ 29,789,239

Net income ........................               4,722              467,450              472,172

Distributions to limited partners..                   -           (2,249,990)          (2,249,990)
                                           ------------         ------------         ------------

Balance at June 30, 1998 ..........        $   (486,574)        $ 28,497,995         $ 28,011,421
                                           ============         ============         ============








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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                             Six Months Ended
                                                                 June 30,
                                                     --------------------------------
                                                         1998                1997
                                                     ------------        ------------

Cash flows from operating activities:
   Cash received from tenants ...............        $ 5,094,632         $ 4,688,821
   Cash paid to suppliers ...................         (1,921,414)         (2,551,759)
   Cash paid to affiliates ..................           (371,490)           (741,443)
   Interest received ........................             78,233              73,681
   Interest paid ............................           (395,024)           (529,360)
   Property taxes paid and escrowed .........           (507,865)           (391,557)
                                                     -----------         -----------
Net cash provided by operating activities....          1,977,072             548,383
                                                     -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments .....           (185,245)           (448,984)
                                                     -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable ................................            (29,973)           (197,400)
   Payments on capitalized land lease
     obligation .............................            (22,837)            (19,271)
   Distributions to limited partners ........         (2,249,990)           (499,994)
                                                     -----------         -----------
Net cash used in financing activities .......         (2,302,800)           (716,665)
                                                     -----------         -----------

Net decrease in cash and cash equivalents....           (510,973)           (617,266)

Cash and cash equivalents at beginning of
   period ...................................          3,044,669           3,256,746
                                                     -----------         -----------

Cash and cash equivalents at end of period...        $ 2,533,696         $ 2,639,480
                                                     ===========         ===========





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                 Reconciliation of Net Income (Loss) to Net Cash
                        Provided by Operating Activities


                                                                              Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                        1998                     1997
                                                                  ----------------       ------------------
Net income (loss)....................................             $        472,172       $        (274,316)
                                                                   ---------------        ----------------

Adjustments to  reconcile  net income (loss) to net
   cash  provided by operating activities:
   Depreciation and amortization.....................                    1,182,469               1,628,888
   Amortization of deferred borrowing costs..........                        4,566                   4,566
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (4,140)                  1,443
     Accounts receivable, net........................                        5,545                  82,994
     Escrow deposits.................................                      (32,020)                 24,830
     Prepaid expenses and other assets...............                       23,872                  11,428
     Accounts payable and accrued expenses...........                      (77,025)               (774,195)
     Accrued interest................................                         (256)               (116,913)
     Accrued property taxes..........................                      (50,103)                (24,381)
     Payable to affiliates...........................                      366,971                 (58,433)
     Security deposits and deferred rental
       revenue.......................................                       85,021                  42,472
                                                                   ---------------          --------------

       Total adjustments.............................                    1,504,900                 822,699
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      1,977,072         $       548,383
                                                                   ===============          ==============






The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                         Six Months Ended
                                                             June 30,
                                                     -------------------------
                                                       1998            1997
                                                     --------       ----------

Property management fees......................       $ 289,668      $  267,391
Charged to general and administrative
   expense:
   Partnership administration.................          94,941          84,327
   Asset management fee.......................         353,852         331,292
                                                      --------       ---------
                                                     $ 738,461      $  683,010
                                                      ========       =========

Payable to affiliates at June 30, 1998 and December 31, 1997 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1997. The Partnership reported net income of $472,172 for the first six months of 1998 as compared to a net loss of $274,316 for the first six months of 1997. Revenue in 1998 increased to $5,075,767 from $4,644,577 in 1997, and expenses decreased to $4,603,595 from $4,918,893.

Net cash provided by operating activities was $1,977,072 for the six months ended June 30, 1998. The Partnership expended $185,245 for capital improvements, $29,973 for principal payments on its mortgage note payable and $22,837 for payments on the capitalized land lease obligation. After distributions of $2,249,990 to the limited partners, cash and cash equivalents totaled $2,533,696 at June 30, 1998, a net decrease of $510,973 from the balance at December 31, 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue increased by $241,839 and $431,190 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The increase was mainly due to increases in rental revenue and other revenue, as discussed below.

Rental revenue for the three and six months ended June 30, 1998 increased by $119,364 and $300,603, respectively, in relation to the comparable periods in 1997. Rental revenue increased at all of the Partnership's properties in 1998. The largest increase occurred at Fidelity Plaza Office Building where rental revenue increased by approximately $84,000 due to an increase in average occupancy in 1998 and an increase in parking revenue. An increase in rental rates and a decrease in discounts and concessions given to tenants resulted in increases in rental revenue of approximately $67,000, $64,000 and $43,000 at Kellogg Building, Harbour Club I Apartments and Century Park Office Building, respectively.

In the second quarter of 1998, the Partnership recognized $126,035 of other revenue consisting of the collection of tenant accounts receivable that had previously been written off. No such other revenue was recognized in the first six months of the prior year.

Expenses:

Total expenses decreased by $142,112 and $315,298 for the quarter and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The decrease was primarily due to decreases in depreciation and amortization and other property operating expenses, partially offset by an increase in general and administrative expenses, as discussed below.

Depreciation and amortization expense for the three and six months ended June 30, 1998 decreased by $258,115 and $446,419, respectively, in relation to the comparable periods in the prior year. The decrease was mainly due to Northwest Plaza being classified as an asset held for sale by the Partnership effective August 1, 1997. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on the asset at the time it was placed on the market for sale.

Other property operating expenses decreased by $40,793 for the three months and by $64,907 for the six months ended June 30, 1998 as compared to the respective periods in the prior year. The decrease was mainly due to decreased earthquake insurance costs at Fidelity Plaza Office Building. In addition, there was a decline in bad debts at Harbour Club I Apartments and Century Park Office Building.

General and administrative expenses for the three and six months ended June 30, 1998 increased by $144,816 and $192,429, respectively, as compared to the same periods in 1997. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow provided by operating activities totaled $1,977,072 for the first six months of 1998 as compared to $548,383 provided during the same period in 1997. The increase in cash from operations was partially due to an increase in cash received from tenants as a result of an increase in rental revenue, as previously discussed, and the receipt of $126,035 of tenant accounts receivable that had previously been written off. In addition, in February 1997, the Partnership was required to pay the plaintiffs' attorneys $690,000 for legal expenses for a lawsuit relating to rescission of limited partnership units. In the first quarter of 1997, the Partnership paid $250,000 of deferred asset management fees to an affiliate. In March 1997, defaulted interest of $184,000 was paid to the lender of Harbour Club I in addition to the required monthly cash flow payment. These increases in cash provided by operating activities were partially offset by an increase in property taxes paid and escrowed, mainly due to an increase in the monthly escrow deposit required by the lender on the Harbour Club I loan.

The Partnership expended $185,245 and $448,984 for additions to its real estate investments during the six months ended June 30, 1998 and 1997, respectively. A greater amount was spent in 1997 for tenant improvements at Century Park and Fidelity Plaza office buildings.

During the six months ended June 30, 1998, the Partnership made $29,973 in principal payments on its mortgage note payable secured by Harbour Club I as compared to $197,400 made in the six months ended June 30, 1997. Effective January 1, 1993, the Partnership ceased making regularly scheduled payments on its loan and began funding debt service with the excess cash flow of the property. In the second quarter of 1997, the Partnership made all delinquent payments and paid all accrued late charges. Regularly scheduled monthly debt service payments were resumed in July 1997.

The Partnership distributed $2,249,990 and $499,994 to the limited partners in the first six months of 1998 and 1997, respectively. In light of the discussions relating to the sale transaction as disclosed, the Partnership is presently deferring any decision with respect to the amount or timing of distributions to limited partners.


Short-term liquidity:

At June 30, 1998, the Partnership  held cash and cash equivalents of $2,533,696.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

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

As   previously   announced,    the   Partnership   has   retained   PaineWebber
("PaineWebber"), Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case has been stayed pending settlement discussions. While actively working toward a final resolution, there can be no assurances regarding settlement.

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

         27.                        Financial  Data  Schedule  for   the quarter
                                    ended June 30, 1998.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                               McNEIL REAL ESTATE FUND XXV, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner






August 14, 1998                     By: /s/  Ron K. Taylor
---------------                         ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




August 14, 1998                     By: /s/  Carol A. Fahs
---------------                         ----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)