Form 10-Q
period 1998-09-30
MCNEIL REAL ESTATE FUND XXV LP
filed 1998-11-16
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended       September 30, 1998
                                    --------------------------------------------


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

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                       September 30,        December 31,
                                                                           1998                 1997
                                                                       -------------        ------------
ASSETS
------

Real estate investments:
   Land .......................................................        $  4,205,425         $  4,205,425
   Buildings and improvements .................................          48,154,056           47,835,062
                                                                       ------------         ------------
                                                                         52,359,481           52,040,487
   Less:  Accumulated depreciation and amortization ...........         (28,760,650)         (27,037,306)
                                                                       ------------         ------------
                                                                         23,598,831           25,003,181

Asset held for sale ...........................................           9,006,620            8,989,818

Cash and cash equivalents .....................................           2,942,545            3,044,669
Cash segregated for security deposits .........................             392,571              340,879
Accounts receivable, net of allowance for doubtful
   accounts of $602,041 and $730,668 at September 30,
   1998 and December 31, 1997, respectively ...................             506,792              539,431
Escrow deposits ...............................................             136,350               56,758
Deferred borrowing costs, net of accumulated
   amortization of $92,736 and $85,887 at September 30,
   1998 and December 31, 1997, respectively ...................             226,014              232,863
Prepaid expenses and other assets .............................             305,103              355,305
                                                                       ------------         ------------
                                                                       $ 37,114,826         $ 38,562,904
                                                                       ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable .........................................        $  7,110,083         $  7,155,626
Accounts payable and accrued expenses .........................             101,191              126,854
Accrued interest ..............................................              60,732               61,121
Accrued property taxes ........................................             498,425              561,973
Payable to affiliates .........................................             880,009              279,505
Land lease obligation .........................................             167,132              205,902
Security deposits and deferred rental revenue .................             479,526              382,684
                                                                       ------------         ------------
                                                                          9,297,098            8,773,665
                                                                       ------------         ------------

Partners' equity (deficit):
   Limited partners - 84,000,000 limited partnership
     units  authorized; 82,943,685  limited  partnership
     units issued and outstanding at September 30, 1998
     and December 31, 1997 ....................................          28,301,263           30,280,535
   General Partner ............................................            (483,535)            (491,296)
                                                                       ------------         ------------
                                                                         27,817,728           29,789,239
                                                                       ------------         ------------
                                                                       $ 37,114,826         $ 38,562,904
                                                                       ============         ============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                      Nine Months Ended
                                                       September 30,                          September 30,
                                             ------------------------------        ------------------------------
                                                 1998               1997               1998                1997
                                             -----------        -----------        -----------        -----------
Revenue:
   Rental revenue ...................        $ 2,550,289        $ 2,431,573        $ 7,421,788        $ 7,002,469
   Interest .........................             41,466             40,205            119,699            113,886
   Other revenue ....................                 --                 --            126,035                 --
                                             -----------        -----------        -----------        -----------
     Total revenue ..................          2,591,755          2,471,778          7,667,522          7,116,355
                                             -----------        -----------        -----------        -----------

Expenses:
   Interest .........................            194,564            200,570            593,898            617,583
   Depreciation and
     amortization ...................            540,875            652,488          1,723,344          2,281,376
   Property taxes ...................            202,426            205,914            628,168            616,600
   Personnel costs ..................            213,232            203,556            606,498            629,352
   Utilities ........................            252,034            260,868            598,032            613,345
   Repairs and maintenance ..........            244,946            261,326            751,538            778,138
   Property management
     fees - affiliates ..............            146,267            135,779            435,935            403,170
   Other property operating
     expenses .......................            176,490            175,081            512,135            575,633
   General and administrative .......             87,702             38,818            363,790            122,477
   General and administrative -
     affiliates .....................            229,249            202,960            678,042            618,579
                                             -----------        -----------        -----------        -----------
     Total expenses .................          2,287,785          2,337,360          6,891,380          7,256,253
                                             -----------        -----------        -----------        -----------

Net income (loss) ...................        $   303,970        $   134,418        $   776,142        $  (139,898)
                                             ===========        ===========        ===========        ===========

Net income (loss) allocable
   to limited partners ..............        $   300,931        $   133,074        $   768,381        $  (138,499)
Net income (loss) allocable
   to General Partner ...............              3,039              1,344              7,761             (1,399)
                                             -----------        -----------        -----------        -----------
Net income (loss) ...................        $   303,970        $   134,418        $   776,142        $  (139,898)
                                             ===========        ===========        ===========        ===========

Net income (loss) per thousand
   limited partnership units ........        $      3.62        $      1.60        $      9.26        $     (1.67)
                                             ===========        ===========        ===========        ===========

Distributions per thousand
   limited partnership units ........        $      6.00        $      6.03        $     33.13        $     12.06
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1998 and 1997


                                                                                               Total
                                                   General               Limited             Partners'
                                                   Partner              Partners          Equity (Deficit)
                                                 -------------        -------------       ----------------
Balance at December 31, 1996 ............        $   (459,375)        $ 34,440,696         $ 33,981,321

Net loss ................................              (1,399)            (138,499)            (139,898)

Distributions to limited partners........                  --             (999,995)            (999,995)
                                                 ------------         ------------         ------------

Balance at September 30, 1997 ...........        $   (460,774)        $ 33,302,202         $ 32,841,428
                                                 ============         ============         ============


Balance at December 31, 1997 ............        $   (491,296)        $ 30,280,535         $ 29,789,239

Net income ..............................               7,761              768,381              776,142

Distributions to limited partners .......                  --           (2,747,653)          (2,747,653)
                                                 ------------         ------------         ------------

Balance at September 30, 1998 ...........        $   (483,535)        $ 28,301,263         $ 27,817,728
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                              Nine Months Ended
                                                                 September 30,
                                                         --------------------------------
                                                             1998                1997
                                                         ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ...................        $ 7,635,502         $ 7,094,948
   Cash paid to suppliers .......................         (2,816,944)         (3,561,895)
   Cash paid to affiliates ......................           (513,473)         (1,113,007)
   Interest received ............................            119,699             113,886
   Interest paid ................................           (587,438)           (727,767)
   Property taxes paid and escrowed .............           (771,708)           (629,952)
                                                         -----------         -----------
Net cash provided by operating activities .......          3,065,638           1,176,213
                                                         -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments .........           (335,796)           (774,521)
                                                         -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable ....................................            (45,543)           (211,459)
   Payments on capitalized land lease
     obligation .................................            (38,770)            (29,266)
   Distributions to limited partners ............         (2,747,653)           (999,995)
                                                         -----------         -----------
Net cash used in financing activities ...........         (2,831,966)         (1,240,720)
                                                         -----------         -----------

Net decrease in cash and cash equivalents .......           (102,124)           (839,028)

Cash and cash equivalents at beginning of
   period .......................................          3,044,669           3,256,746
                                                         -----------         -----------

Cash and cash equivalents at end of period ......        $ 2,942,545         $ 2,417,718
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                 Reconciliation of Net Income (Loss) to Net Cash
                        Provided by Operating Activities


                                                                         Nine Months Ended
                                                                           September 30,
                                                                --------------------------------
                                                                    1998               1997
                                                                -----------         ------------
Net income (loss) ......................................        $   776,142         $  (139,898)
                                                                -----------         -----------

Adjustments to reconcile net income (loss) to net
   cash  provided by operating activities:
   Depreciation and amortization .......................          1,723,344           2,281,376
   Amortization of deferred borrowing costs ............              6,849               6,849
   Changes in assets and liabilities:
     Cash segregated for security deposits .............            (51,692)            (30,917)
     Accounts receivable, net ..........................             32,639              84,000
     Escrow deposits ...................................            (79,592)             66,141
     Prepaid expenses and other assets .................             50,202               8,384
     Accounts payable and accrued expenses .............            (25,663)           (838,858)
     Accrued interest ..................................               (389)           (117,033)
     Accrued property taxes ............................            (63,548)            (98,173)
     Payable to affiliates .............................            600,504             (91,258)
     Security deposits and deferred rental
       revenue .........................................             96,842              45,600
                                                                -----------         -----------

       Total adjustments ...............................          2,289,496           1,316,111
                                                                -----------         -----------

Net cash provided by operating activities ..............        $ 3,065,638         $ 1,176,213
                                                                ===========         ===========





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $709,926 and $173,976 were outstanding at September 30, 1998 and December 31, 1997, respectively.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                          Nine Months Ended
                                                             September 30,
                                                    ----------------------------
                                                       1998              1997
                                                    ----------        ----------

Property management fees ...................        $  435,935        $  403,170
Charged to general and administrative
   expense:
   Partnership administration ..............           142,092           125,592
   Asset management fee ....................           535,950           492,987
                                                    ----------        ----------
                                                    $1,113,977        $1,021,749
                                                    ==========        ==========

Payable to affiliates at September 30, 1998 and December 31, 1997 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and are due and payable from current operations.

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

NOTE 5.
-------

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

NOTE 6.
-------

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------- ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1997. The Partnership reported net income of $776,142 for the first nine months of 1998 as compared to a net loss of $139,898 for the first nine months of 1997. Revenue in 1998 increased to $7,667,522 from $7,116,355 in 1997, and expenses decreased to $6,891,380 from $7,256,253.

Net cash provided by operating activities was $3,065,638 for the nine months ended September 30, 1998. The Partnership expended $335,796 for capital improvements, $45,543 for principal payments on its mortgage note payable and $38,770 for payments on the capitalized land lease obligation. After distributions of $2,747,653 to the limited partners, cash and cash equivalents totaled $2,942,545 at September 30, 1998, a net decrease of $102,124 from the balance at December 31, 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue increased by $119,977 and $551,167 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increase was mainly due to increases in rental revenue and other revenue, as discussed below.

Rental revenue for the three and nine months ended September 30, 1998 increased by $118,716 and $419,319, respectively, in relation to the comparable periods in 1997. Rental revenue increased at all of the Partnership's properties in 1998. The largest increase occurred at Century Park Office Building where rental revenue increased by approximately $100,000 due to an increase in occupancy and a decrease in discounts and concessions given to tenants. An increase in rental rates and occupancy resulted in increases in rental revenue of approximately $89,000 and $83,000 at Harbour Club I Apartments and Kellogg Building, respectively. Rental revenue increased by approximately $57,000 at Fidelity Plaza Office Building due to an increase in average occupancy in 1998 and an increase in parking revenue.

In the second quarter of 1998, the Partnership recognized $126,035 of other revenue consisting of the collection of tenant accounts receivable that had previously been written off. No such other revenue was recognized in the first nine months of the prior year.

Expenses:

Total expenses decreased by $49,575 and $364,873 for the quarter and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The decrease was primarily due to decreases in depreciation and amortization and other property operating expenses, partially offset by an increase in general and administrative expenses, as discussed below.

Depreciation and amortization expense for the three and nine months ended September 30, 1998 decreased by $111,613 and $558,032, respectively, in relation to the comparable periods in the prior year. The decrease was mainly due to Northwest Plaza being classified as an asset held for sale by the Partnership effective August 1, 1997. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation on the asset at the time it was placed on the market for sale.

Other property operating expenses increased by $1,409 for the three months and decreased by $63,498 for the nine months ended September 30, 1998 as compared to the respective periods in the prior year. The overall decrease was mainly due to decreased earthquake insurance costs incurred in the first half of 1997 at Fidelity Plaza Office Building. In addition, there was a decline in bad debts at Harbour Club I Apartments and Century Park Office Building.

General and administrative expenses for the three and nine months ended September 30, 1998 increased by $48,884 and $241,313, respectively, as compared to the same periods in 1997. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow provided by operating activities totaled $3,065,638 for the first nine months of 1998 as compared to $1,176,213 provided during the same period in 1997. The increase in cash from operations was partially due to an increase in cash received from tenants as a result of an increase in rental revenue, as previously discussed, and the receipt of $126,035 of tenant accounts receivable that had previously been written off. In addition, in February 1997, the Partnership was required to pay the plaintiffs' attorneys $690,000 for legal expenses for a lawsuit relating to rescission of limited partnership units. In the first quarter of 1997, the Partnership paid $250,000 of deferred asset management fees to an affiliate. In March 1997, defaulted interest of $184,000 was paid to the lender of Harbour Club I in addition to the required monthly cash flow payment. These increases in cash provided by operating activities during the first nine months of 1998 were partially offset by an increase in property taxes paid and escrowed, mainly due to an increase in the monthly escrow deposit required by the lender on the Harbour Club I loan.

The Partnership expended $335,796 and $774,521 for additions to its real estate investments during the nine months ended September 30, 1998 and 1997, respectively. A greater amount was spent in 1997 for tenant improvements at Century Park and Fidelity Plaza office buildings.

During the nine months ended September 30, 1998, the Partnership made $45,543 in principal payments on its mortgage note payable secured by Harbour Club I as compared to $211,459 made in the nine months ended September 30, 1997. Effective January 1, 1993, the Partnership ceased making regularly scheduled payments on its loan and began funding debt service with the excess cash flow of the property. In the second quarter of 1997, the Partnership made all delinquent payments and paid all accrued late charges. Regularly scheduled monthly debt service payments were resumed in July 1997.

The Partnership distributed $2,747,653 and $999,995 to the limited partners in the first nine months of 1998 and 1997, respectively.

Short-term liquidity:

At September 30, 1998, the Partnership held cash and cash equivalents of $2,942,545. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations for the remainder of 1998. Only one property, Harbour Club I Apartments, is encumbered with mortgage debt and another property, Fidelity Plaza, is encumbered with lease obligations. Capital improvements for all properties in 1998 are expected to be funded from available cash reserves or from operations of the properties.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

Management has reviewed its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management intends to inventory all such systems and query suppliers, vendors and manufacturers to determine year 2000 compliance. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant. Management is in the process of identifying those risks as well as developing a contingency plan to mitigate potential adverse effects from non-compliance.


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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

         27.                        Financial Data   Schedule  for   the quarter
                                    ended September 30, 1998.

(b)      Reports on  Form   8-K.  There were no reports on Form 8-K filed during
         the quarter ended  September 30, 1998.

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






November 16, 1998                 By: /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                       Investors, Inc.
                                      (Principal Financial Officer)




November 16, 1998                 By: /s/  Carol A. Fahs
-----------------                    -------------------------------------------
Date                                  Carol A. Fahs
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)