Form 10-K405
period 1998-12-31
MCNEIL REAL ESTATE FUND XXV LP
filed 1999-03-31
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended            December 31, 1998
                                 -----------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-15446
                           -----------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


Registrant's telephone number, including area code        (972)  448-5800
                                                     ---------------------------

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

On December 23, 1985, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-746) and commenced a public offering for sale of $72,000,000 of limited partnership units ("Units"), with the general partner's right to increase the offering to $84,000,000. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on August 8, 1986 with 84,000,000 Units sold at one dollar each, or gross proceeds of $84,000,000 to the
Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-15446). 50,000, 49,473 and 5,879 Units were rescinded in 1986, 1991 and 1995, respectively. In 1996, an additional 950,963 Units were rescinded, leaving 82,943,685 Units outstanding at December 31, 1998.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in the ownership, operation and management of commercial office, retail and residential real estate. At December 31, 1998, the Partnership owned five revenue-producing properties as described in Item 2 - Properties.

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

Business Plan:

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors.

Environmental Matters:

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described above, Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

Other Information:

In August 1995, High River Limited Partnership, a Delaware limited partnership controlled by Carl C. Icahn ("High River") made an unsolicited tender offer to purchase from holders of Units up to approximately 45% of the outstanding Units of the Partnership for a purchase price of $0.24 per Unit. In September 1996, High River made another unsolicited tender offer to purchase any and all of the outstanding Units of the Partnership for a purchase price of $0.252 per Unit. In addition, High River made unsolicited tender offers for certain other partnerships controlled by the General Partner. The Partnership recommended that the limited partners reject the tender offers made with respect to the Partnership and not tender their Units. The General Partner believes that as of February 1, 1999, High River has purchased 9.08% of the outstanding Units pursuant to the tender offers. In addition, all litigation filed by High River, Mr. Icahn and his affiliates in connection with the tender offers has been dismissed without prejudice.

ITEM 2. PROPERTIES
------- ----------

The following table sets forth the real estate investment portfolio of the Partnership at December 31, 1998. All of the buildings and the land on which they are located are owned by the Partnership in fee and are unencumbered by mortgage indebtedness, with the exception of Harbour Club I Apartments, which is subject to a first lien deed of trust as described more fully in Item 8 - Note 6
- "Mortgage Note Payable" and Fidelity Plaza which is subject to four ground leases as described more fully in Item 8 - Note 5 - "Leases." See also Item 8 -
Note 4 - "Real Estate Investments" and Schedule III - Real Estate Investments and Accumulated Depreciation and Amortization. In the opinion of management, the properties are adequately covered by insurance.

                                             Net Basis                            1998            Date
Property              Description           of Property          Debt        Property Taxes     Acquired
--------              -----------           -----------          ----        --------------     --------

Real Estate Investments:

Century Park          Office Building
Las Vegas, NV         113,459 sq. ft.      $     7,602,939    $          -     $      79,328       5/86

Fidelity Plaza        Office Building
Long Beach, CA        124,155 sq. ft.            4,483,982         152,791            77,033       12/85

Harbour Club I        Apartments
Belleville, MI (1)    294 units                  6,050,705       7,094,110           200,230       6/86

Kellogg               Office Building
Littleton, CO         112,766 sq. ft.            5,116,920               -           186,205       12/85
                                            --------------     -----------      ------------
                                           $    23,254,546    $  7,246,901     $     542,796
                                            ==============     ===========      ============

Asset Held for Sale:

Northwest Plaza       Retail Center
Dayton, OH            443,551 sq. ft.      $     9,016,824    $          -     $     302,130    6/86
                                            ==============     ===========     =============

-----------------------------------------
Total:    Apartments  -  294 units
          Retail Center - 443,551 sq. ft.
          Office Buildings - 350,380 sq. ft.

(1) Harbour Club I Apartments is owned by Van Buren Associates Limited Partnership, which is wholly-owned by the Partnership and the General Partner.


The following table sets forth the properties' occupancy rate and rent per square foot for the last five years:


                                        1998           1997            1996           1995          1994
                                    -------------  -------------  --------------  -------------  -----------
Real Estate Investments:

Century Park
   Occupancy Rate............             89%             93%            93%            95%             92%
   Rent Per Square Foot......          $17.94          $16.75         $17.93         $15.41          $15.21

Fidelity Plaza
   Occupancy Rate............             85%             93%            83%            79%             83%
   Rent Per Square Foot......          $14.26          $13.96         $13.99         $14.04          $14.79

Harbour Club I
   Occupancy Rate............             93%             87%            93%            91%             90%
   Rent Per Square Foot......          $ 7.83          $ 7.28         $ 7.11         $ 6.91          $ 6.39

Kellogg
   Occupancy Rate............             98%            100%            98%            99%             83%
   Rent Per Square Foot......          $16.72          $15.50         $14.91         $12.53          $13.38

Asset Held for Sale:

Northwest Plaza
   Occupancy Rate............             86%             87%            87%            98%             97%
   Rent Per Square Foot......          $ 4.25          $ 4.11         $ 4.53         $ 4.59          $ 5.24

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

Competitive Conditions
----------------------

Real Estate Investments:

Century Park
------------

Century Park consists of twin two-story office buildings located in the heart of the East Flamingo Corridor in southeast Las Vegas. The area surrounding the building is abundant with commercial activity. A series of professional buildings line the busy thoroughfare. Development of office space over the past several years continues to grow. Century Park's occupancy and rental rates are comparable to the competing buildings in the immediate area. 36% of the leases at Century Park are scheduled to expire in 1999. The Partnership expects approximately 13% of the leases to be renewed and new leases to be signed for the remaining vacated space. Management anticipates a slight decline in rental revenue in 1999 due to these vacancies.

Fidelity Plaza
--------------

Fidelity Plaza is a ten-story office building located in downtown Long Beach, California, on Ocean Boulevard, parallel to the Pacific Ocean. The area is a strong business mix of legal and maritime businesses due to its close proximity to the Ports of Long Beach and Los Angeles. Fidelity Plaza's occupancy is currently above the average occupancy rate for the area. A competitor is nearing completion of an extensive renovation and aggressive leasing campaign. Another competitor is currently renovating their common areas in an effort to increase occupancy. The Partnership anticipates increasing occupancy to around 90% in 1999 by offering responsive management, competitive rental rates and a prestigious address.

Harbour Club I
--------------

Harbour Club I, located in Belleville, Michigan, was built in 1969 as a part of a four-phase apartment complex. The property offers a complete package of amenities including a golf course, clubhouse, exercise room, tanning beds, tennis courts, saunas, boat docks and launch, and playgrounds. The apartments located in this phase of the complex offer lake and golf course views. Harbour Club I's occupancy approximated the market average in 1998, with rental rates slightly below that of its nearest competitor. During the four years prior to 1996, management's limited capital expenditures significantly affected the property's ability to effectively compete in the marketplace. In 1996, approximately $272,000 of escrow funds held by the mortgagee were released and the property was able to complete approximately $445,000 of capital improvements, which allowed the property to increase rents for the first time in five years. Competitors are offering security lighting, fencing and limited access gates which are not available at Harbour Club I. In addition, the property's inefficient heating system has hindered management's leasing efforts during the winter months. However, with the improving economy and planned hallway and landscaping upgrades, management expects to increase rental rates in 1999 while maintaining occupancy in the low 90% range.

Kellogg
-------

Kellogg Building is located southwest of Denver and is the only high-rise office building in the Littleton area. The building is located within a mile of one of the strongest housing developments in the nation, with projected growth of over 100,000 residents annually expected over the next few years. The quality of lifestyle in Colorado is placing higher demands for professionals to work closer to home. Professionals are looking for nearby office space that replaces former downtown locations. Four small office buildings were built in the area in 1998 and another business park is being developed. Kellogg Building's rental rates are currently below that of newer competitors. Rental rates are scheduled to increase for all tenants under signed lease agreements and rental rate increases are projected for any new or renewing tenants. Approximately 28% of the building's leases are scheduled to expire in 1999. However, the Partnership expects to maintain occupancy in the mid 90% range in 1999 by offering superior customer service and rental rates lower that the market average.

Asset Held for Sale:

Northwest Plaza
---------------

Northwest Plaza, located in Dayton, Ohio, is a retail strip shopping center with three anchor tenants that occupy 64% of the total leasable area. Management has increased security and lighting in the parking areas in response to increased criminal activity in the area. An anchor tenant declared bankruptcy in late 1995 and relinquished 50,000 square feet in 1996 (approximately 11% of the leasable area of the property). Management has entered into discussions with a tenant to possibly lease all or part of this vacant space in 1999. The property's occupancy at December 31, 1998 was above the market average of 76%. Management expects to maintain or increase occupancy in 1999.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1999 through 2008:

                              Number of                              Annual                % of Gross
                             Expirations            Square Feet       Rent                 Annual Rent
                             -----------            -----------      -------               -----------
Real Estate Investments:

Century Park
1999                             15                     37,122    $    705,987                    36%
2000                             12                     28,477         556,719                    28%
2001                              4                     11,550         222,042                    11%
2002                             10                     19,379         373,907                    19%
2003                              4                      6,431         123,472                     6%
2004-2008                         -                          -               -                     -

Fidelity Plaza
1999                             15                     20,390    $    291,501                    18%
2000                             11                     34,312         510,787                    32%
2001                             15                     31,555         451,302                    29%
2002                              4                      6,859         100,846                     6%
2003                              2                      6,300         100,022                     6%
2004-2006                         -                          -               -                     -
2007                              2                      8,441         139,491                     9%
2008                              -                          -               -                     -

Kellogg
1999                             13                     30,227    $    436,916                    28%
2000                             10                     26,349         406,428                    26%
2001                              8                     19,635         340,373                    21%
2002                              2                      5,451         101,413                     6%
2003                              2                     12,526         233,868                    15%
2004                              1                      1,921          33,303                     2%
2005                              1                      1,775          35,056                     2%
2006-2008                         -                          -               -                     -

Asset Held for Sale:

Northwest Plaza
1999                              6                     16,056    $    151,641                     9%
2000                              2                      3,764          31,564                     2%
2001                              7                     28,004         216,218                    14%
2002                              5                     17,402         135,488                     8%
2003                              5                     13,916         153,030                    10%
2004                              2                     28,858         100,100                     6%
2005                              1                      6,000          52,440                     3%
2006                              1                     42,130         315,000                    20%
2007                              -                          -               -                     -
2008                              1                      3,000          17,472                     1%


No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business                       Square Footage                                                   Lease
   Use                              Leased                    Annual Rent                     Expiration
----------                     --------------                 -----------                     ----------
Real Estate Investments:

Century Park

   None

Kellogg

   General Office                     12,546                 $      176,424                     2000

Fidelity Federal Plaza

   None

Asset Held for Sale:

Northwest Plaza

   Department Store                  217,077                 $      434,148                     2012


ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

(B)     Title of Class                    Number of Record Unit Holders

        Limited partnership units         6,922 as of February 1, 1999

(C) Cash distributions paid to the limited partners totaled $2,747,653 in 1998 and $999,995 in 1997 from cash from operations. No distributions have been paid to the General Partner. During the last week of March 1999, the Partnership distributed approximately $995,300 to the limited partners of record as of March 1, 1999. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6. SELECTED FINANCIAL DATA
------- -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.



Statements of                                                        Years Ended December 31,
Operations                                    1998             1997                  1996             1995             1994
------------------                       -------------    ------------         --------------     -----------     -------------

Rental revenue ......................    $   9,872,315    $ 9,282,309          $    9,494,477     $ 8,783,408     $   9,110,749
Write-down for impairment
   of real estate ...................               --      3,130,000                      --       4,633,000                --
Net income (loss) ...................          913,384     (3,192,087)             (2,577,600)     (5,943,886)         (531,497)

Net income (loss) per
   weighted average
   thousand limited
   partnership units ................    $       10.90    $    (38.10)         $       (30.47)    $    (70.14)    $       (6.27)
                                         =============    ===========           =============     ===========     =============

Distributions per weighted
   average thousand
   limited partnership units........     $       33.13    $     12.06           $        2.99     $        --     $        4.77
                                         =============    ===========           =============     ===========     =============


                                                                        As of December 31,
Balance Sheets                               1998             1997                   1996             1995            1994
--------------                           ------------     -----------           -------------     -----------     -------------

Real estate investments, net........     $ 23,254,546     $25,003,181           $  38,731,648     $40,620,473     $  46,683,563
Asset held for sale ................        9,016,824       8,989,818                      --              --                --
Total assets .......................       37,448,501      38,562,904              44,105,856      47,723,941        53,432,562
Mortgage note payable ..............        7,094,110       7,155,626               7,381,507       7,381,507         7,381,507
Partners' equity ...................       27,954,970      29,789,239              33,981,321      37,464,982        43,408,868

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
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

Northwest Plaza, located in Dayton, Ohio, is a retail strip shopping center with three anchor tenants that occupy 64% of the total leasable area. Management has increased security and lighting in the parking areas in response to increased criminal activity in the area. An anchor tenant declared bankruptcy in late 1995 and relinquished 50,000 square feet in 1996 (approximately 11% of the leasable area of the property). On August 1, 1997, the General Partner placed Northwest Plaza on the market for sale when it became evident that economic factors will not allow for the Partnership to recover its costs over a reasonable period of time. Based upon projected cash flows over the reduced holding period, the Partnership revised its estimated net realizable value of the property; and accordingly, a write-down for impairment of $3,130,000 was recorded in the fourth quarter of 1997.

RESULTS OF OPERATIONS
---------------------

1998 compared to 1997

Revenue:

Total Partnership revenue increased by $765,078 in 1998 as compared to 1997, mainly due to increases in rental revenue and other revenue, as discussed below.

Rental revenue in 1998 increased by $590,006, in relation to 1997. Rental revenue increased at all of the Partnership's properties in 1998. The largest increases occurred at Harbour Club I Apartments, Kellogg Building and Century Park Office Building, where rental revenue increased by approximately $151,000, $138,000 and $135,000, respectively, mainly due to an increase in rental rates. In addition, there was an increase in occupancy at Harbour Club I in 1998. An increase in rental rates and contingent rent based on the sales volume of an anchor tenant resulted in an increase in rental revenue of approximately $61,000 at Northwest Plaza Shopping Center. Rental revenue increased by approximately $37,000 at Fidelity Plaza Office Building due to an increase in parking revenue.

In 1998, the Partnership recognized $162,439 of other revenue consisting of the collection of tenant accounts receivable that had previously been written off. No such other revenue was recognized in the prior year.

Expenses:

Total expenses decreased by $3,340,393 in 1998 as compared to 1997. The decrease was primarily due to a write-down for impairment of real estate recognized in 1997. In addition, there was a decrease in depreciation and amortization and other property operating expenses, partially offset by an increase in general and administrative expenses, as discussed below.

Depreciation and amortization expense decreased by $579,586 in 1998 as compared to 1997. The decrease was mainly due to Northwest Plaza being classified as an asset held for sale by the Partnership effective August 1, 1997. In accordance with the Financial Accounting Standards Board's Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership ceased recording depreciation and amortization expense on the asset at the time it was placed on the market for sale. In addition, there was a decrease in amortization of tenant improvements at Century Park and Kellogg office buildings due to the expiration of several tenant leases in 1998.

In 1998, other property operating expenses decreased by $85,811 in relation to the prior year. The decrease was partially due to decreased earthquake insurance costs incurred in 1998 at Fidelity Plaza Office Building. In addition, there was a decline in bad debts at Fidelity Plaza due to tenant receivables written off in 1997 and then collected in 1998 (the receivables collected are included in other revenue, as discussed above).

General and administrative expenses increased by $316,435 in 1998 as compared to 1997. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

In 1997, the Partnership recorded a $3,130,000 write-down for impairment of Northwest Plaza. No such write-down was recorded in 1998.

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

Interest income declined by $74,164 in 1997 as compared to 1996 due to a decrease in cash available for short-term investment in 1997. The Partnership held approximately $4 million of cash and cash equivalents at the beginning of 1996 which decreased to approximately $3.3 million at the end of 1996, mainly due to the payment of approximately $1.77 million to limited partners for the rescission of partnership units in late 1996. Cash and cash equivalents further decreased to approximately $3 million at December 31, 1997.

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

General and administrative expenses decreased by $947,166 in 1997 as compared to 1996. In 1996, the Partnership incurred $690,000 of attorney fees relating to a lawsuit that resulted in the rescission of limited partnership units. In addition, in 1996 the Partnership incurred a greater amount of costs relating to evaluation and dissemination of information regarding an unsolicited tender offer. These decreases were partially offset by approximately $50,000 of costs incurred for investor services, which were paid to an unrelated third party in 1997. In 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statements of Operations.

In 1997, the Partnership recorded a $3,130,000 write-down for impairment of Northwest Plaza. No such write-down was recorded in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $4,038,203 of cash through operating activities in 1998 as compared to $2,313,018 in 1997 and $1,652,784 in 1996. The increase in
1998 as compared to 1997 was partially due to an increase in cash received from tenants (see discussion of increase in rental revenue, above). In addition, there was a decrease in cash paid to suppliers in 1998, mainly due to the payment of $690,000 of attorney fees in 1997 related to the rescission of partnership units. There was also a decrease in cash paid to affiliates in 1998. A greater amount of interest was paid in 1997 when the Partnership paid all previously delinquent amounts related to the Harbour Club mortgage note payable. These increases in cash provided by operating activities were partially offset by an increase in property taxes paid and escrowed in 1998. The lender on the Harbour Club mortgage note payable required the Partnership to pay a greater amount into an escrow account for the payment of property taxes in 1998. In addition, the Partnership paid a greater amount in 1998 for property taxes accrued in 1997 at Northwest Plaza and the Kellogg Building due to an increase in the assessed taxable value of those two properties.

The increase in cash generated through operating activities in 1997 as compared to 1996 was primarily due to $1,115,480 of interest paid to limited partners in 1996 to rescind partnership units. This was partially offset by an increase in cash paid to suppliers in 1997, mainly due to the payment of $690,000 of attorney fees related to the rescission of partnership units.

The Partnership expended $566,223, $1,258,789 and $1,446,558 on capital additions to its real estate investments and asset held for sale in 1998, 1997 and 1996, respectively. The decrease in 1998 as compared to 1997 and 1996 was primarily due to fewer tenant improvements performed at Century Park and Kellogg office buildings. The decrease in 1997 as compared to 1996 was mainly due to a greater amount of improvements completed at Harbour Club I Apartments in 1996, which were partially made possible by the release of funds from an escrow account held by the mortgagee.

The Partnership made $61,516 and $225,881 of principal payments on its mortgage note payable in 1998 and 1997, respectively. No such payments were made in 1996. Effective January 1, 1993, the Partnership ceased making regularly scheduled payments on its loan and began funding debt service with the excess cash flow of the property. In the second quarter of 1997, the Partnership made all delinquent payments and paid all accrued late charges. Regularly scheduled monthly debt service payments were resumed in July 1997.

In 1996, the Partnership paid $656,055 to the limited partners to rescind limited partnership units. This amount represents the return of the limited partners' equity investments, net of all distributions previously paid to them.

The Partnership distributed $2,747,653, $999,995, and $250,006 to the limited partners in 1998, 1997, and 1996, respectively.

Short-term liquidity:

At December 31, 1998, the Partnership held cash and cash equivalents of $3,654,369. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations in 1999. Only one property, Harbour Club I Apartments, is encumbered with mortgage debt and another property, Fidelity Plaza, is encumbered with lease obligations. The Partnership has budgeted approximately $1,553,000 for necessary capital improvements for all properties in 1999, which are expected to be funded from available cash reserves or from operations of the properties.

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

During the last week of March 1999, the Partnership distributed approximately $995,300 to the limited partners of record as of March 1, 1999.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

The Partnership placed Northwest Plaza on the market for sale effective August 1, 1997.

YEAR 2000 DISCLOSURE
--------------------

State of readiness
------------------

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions are licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Management will complete assessment of findings by May 1, 1999. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

Cost
----

The cost of IT and embedded technology systems testing and upgrades is not expected to be material to the Partnership. Because all the IT systems have been upgraded over the last three years, all such systems were compliant, or made compliant at no additional cost by third party vendors. Management anticipates the costs of assessing, testing, and if necessary replacing embedded technology components will be less than $50,000. Such costs will be funded from operations of the Partnership.

Risks
-----

Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by government agencies and entities that provide services or supplies to the Partnership. Management has not determined the most likely worst case scenario to the Partnership. As management studies the findings of its property systems assessment and testing, management will develop a better understanding of what would be the worst case scenario. Management believes that progress on all areas is proceeding and that the Partnership will experience no adverse effect as a result of the year 2000 issue. However, there is no assurance that this will be the case.

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by June, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------- -------------------------------------------

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
INDEX TO FINANCIAL STATEMENTS
-----------------------------
Financial Statements:

   Report of Independent Public Accountants.......................................                       18

   Balance Sheets at December 31, 1998 and 1997...................................                       19

   Statements of Operations for each of the three years in the period
      ended December 31, 1998.....................................................                       20

   Statements of Partners' Equity (Deficit) for each of the three years in the
      period ended December 31, 1998..............................................                       21

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1998.....................................................                       22

   Notes to Financial Statements..................................................                       24

   Financial Statement Schedule -

      Schedule III - Real Estate Investments and Accumulated Depreciation
         and Amortization.........................................................                       33





All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXV, L.P.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XXV, L.P. (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXV, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 19, 1999

                        McNEIL REAL ESTATE FUND XXV, L.P.

                                 BALANCE SHEETS


                                                                         December 31,
                                                              ---------------------------------
                                                                  1998                 1997
                                                              ------------         ------------
ASSETS
------
Real estate investments:
   Land ..............................................        $  4,205,425         $  4,205,425
   Buildings and improvements ........................          48,374,279           47,835,062
                                                              ------------         ------------
                                                                52,579,704           52,040,487
   Less:  Accumulated depreciation and amortization ..         (29,325,158)         (27,037,306)
                                                              ------------         ------------
                                                                23,254,546           25,003,181

Asset held for sale ..................................           9,016,824            8,989,818

Cash and cash equivalents ............................           3,654,369            3,044,669
Cash segregated for security deposits ................             389,318              340,879
Accounts receivable, net of allowance for doubtful
   accounts of $530,164 and $730,668 at
   December 31, 1998 and 1997, respectively ..........             506,774              539,431
Escrow deposits ......................................              93,305               56,758
Deferred borrowing costs, net of accumulated
   amortization of $95,019 and $85,887 at
   December 31, 1998 and 1997, respectively ..........             223,731              232,863
Prepaid expenses and other assets ....................             309,634              355,305
                                                              ------------         ------------
                                                              $ 37,448,501         $ 38,562,904
                                                              ============         ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
-------------------------------------------

Mortgage note payable ................................        $  7,094,110         $  7,155,626
Accounts payable and accrued expenses ................              88,673              126,854
Accrued interest .....................................              60,596               61,121
Accrued property taxes ...............................             566,683              561,973
Payable to affiliates ................................           1,091,046              279,505
Land lease obligation ................................             152,791              205,902
Security deposits and deferred rental revenue ........             439,632              382,684
                                                              ------------         ------------
                                                                 9,493,531            8,773,665
                                                              ------------         ------------

Partners' equity (deficit):
   Limited  partners - 84,000,000 limited  partnership
     units  authorized; 82,943,685 limited partnership
     units issued and outstanding at December 31, 1998
     and 1997 ........................................          28,437,132           30,280,535
   General Partner ...................................            (482,162)            (491,296)
                                                              ------------         ------------
                                                                27,954,970           29,789,239
                                                              ------------         ------------
                                                              $ 37,448,501         $ 38,562,904
                                                              ============         ============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS

                                                                 For the Years Ended December 31,
                                                      -----------------------------------------------------
                                                           1998               1997                 1996
                                                      ------------        ------------         ------------
Revenue:
   Rental revenue ............................        $  9,872,315        $  9,282,309         $  9,494,477
   Interest ..................................             166,247             153,614              227,778
   Other revenue .............................             162,439                  --                   --
                                                      ------------        ------------         ------------
     Total revenue ...........................          10,201,001           9,435,923            9,722,255
                                                      ------------        ------------         ------------

Expenses:
   Interest ..................................             789,649             781,344              884,739
   Interest - rescission of limited
     partnership units .......................                  --                  --            1,115,480
   Depreciation and amortization .............           2,287,852           2,867,438            3,335,383
   Property taxes ............................             844,926             831,111              785,113
   Personnel expenses ........................             836,508             814,264              808,310
   Repairs and maintenance ...................           1,048,523           1,049,909            1,065,820
   Property management fees -
     affiliates ..............................             574,867             541,462              544,865
   Utilities .................................             800,775             789,895              826,634
   Other property operating expenses .........             744,022             829,833              935,349
   General and administrative ................             469,637             153,202            1,100,368
   General and administrative -
     affiliates ..............................             890,858             839,552              897,794
   Write-down for impairment of
     real estate .............................                  --           3,130,000                   --
                                                      ------------        ------------         ------------
     Total expenses ..........................           9,287,617          12,628,010           12,299,855
                                                      ------------        ------------         ------------

Net income (loss) ............................        $    913,384        $ (3,192,087)        $ (2,577,600)
                                                      ============        ============         ============

Net income (loss) allocable to limited
    partners .................................        $    904,250        $ (3,160,166)        $ (2,551,824)
Net income (loss) allocable to General
    Partner ..................................               9,134             (31,921)             (25,776)
                                                      ------------        ------------         ------------
Net income (loss) ............................        $    913,384        $ (3,192,087)        $ (2,577,600)
                                                      ============        ============         ============

Net income (loss) per weighted average
   thousand limited partnership
   units .....................................        $      10.90        $     (38.10)        $     (30.47)
                                                      ============        ============         ============

Distributions per weighted
   average thousand limited
   partnership units .........................        $      33.13        $      12.06         $       2.99
                                                      ============        ============         ============


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1998, 1997 and 1996



                                                                                                       Total
                                                            General              Limited              Partners'
                                                            Partner              Partners              Equity
                                                          -------------        ------------         -------------
Balance at December 31, 1995 .....................        $   (433,599)        $ 37,898,581         $ 37,464,982

Rescission of 950,963 limited
   partnership units (net of distributions
   previously paid of $294,908) ..................                  --             (656,055)            (656,055)

Net loss .........................................             (25,776)          (2,551,824)          (2,577,600)

Distributions to limited partners ................                  --             (250,006)            (250,006)
                                                          ------------         ------------         ------------

Balance at December 31, 1996 .....................            (459,375)          34,440,696           33,981,321

Net loss .........................................             (31,921)          (3,160,166)          (3,192,087)

Distributions to limited partners ................                  --             (999,995)            (999,995)
                                                          ------------         ------------         ------------

Balance at December 31, 1997 .....................            (491,296)          30,280,535           29,789,239

Net income .......................................               9,134              904,250              913,384

Distributions to limited partners ................                  --           (2,747,653)          (2,747,653)
                                                          ------------         ------------         ------------

Balance at December 31, 1998 .....................        $   (482,162)        $ 28,437,132         $ 27,954,970
                                                          ============         ============         ============



                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents


                                                                  For the Years Ended December 31,
                                                       -------------------------------------------------------
                                                            1998                 1997                 1996
                                                       -------------        -------------        -------------
Cash flows from operating activities:
   Cash received from tenants .................        $ 10,037,457         $  9,507,421         $  9,467,928
   Cash paid to suppliers .....................          (3,853,111)          (4,456,481)          (4,048,866)
   Cash paid to affiliates ....................            (654,184)          (1,248,507)          (1,394,068)
   Interest received ..........................             166,247              153,614              227,778
   Interest paid ..............................            (781,042)            (889,368)            (784,518)
   Interest paid to limited partners for
     rescission of partnership units ..........                  --                   --           (1,115,480)
   Property taxes paid and escrowed ...........            (877,164)            (753,661)            (699,990)
                                                       ------------         ------------         ------------
Net cash provided by operating
   activities .................................           4,038,203            2,313,018            1,652,784
                                                       ------------         ------------         ------------

Cash flows from investing activities:
   Additions to real estate investments
     and asset held for sale ..................            (566,223)          (1,258,789)          (1,446,558)
                                                       ------------         ------------         ------------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable ..................................             (61,516)            (225,881)                  --
   Payments on capitalized land
     lease obligation .........................             (53,111)             (40,430)             (30,800)
   Rescission of limited partnership
     units ....................................                  --                   --             (656,055)
   Distributions to limited partners ..........          (2,747,653)            (999,995)            (250,006)
                                                       ------------         ------------         ------------
Net cash used in financing activities .........          (2,862,280)          (1,266,306)            (936,861)
                                                       ------------         ------------         ------------

Net increase (decrease) in cash
   and cash equivalents .......................             609,700             (212,077)            (730,635)

Cash and cash equivalents at
   beginning of year ..........................           3,044,669            3,256,746            3,987,381
                                                       ------------         ------------         ------------

Cash and cash equivalents at end
   of year ....................................        $  3,654,369         $  3,044,669         $  3,256,746
                                                       ============         ============         ============


See discussion of noncash investing and financing activities in Note 4 - "Real Estate Investments."

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS


           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities



                                                                       For the Years Ended December 31,
                                                            ----------------------------------------------------
                                                                1998                1997                1996
                                                            -----------         ------------        ------------
Net income (loss) ..................................        $   913,384         $(3,192,087)        $(2,577,600)
                                                            -----------         -----------         -----------

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Depreciation and amortization ...................          2,287,852           2,867,438           3,335,383
   Amortization of deferred borrowing
     costs .........................................              9,132               9,132               9,132
   Allowance for doubtful accounts .................           (200,504)             53,545             (36,927)
   Write-down for impairment of
     real estate ...................................                 --           3,130,000                  --
   Changes in assets and liabilities:
     Cash segregated for security deposits..........            (48,439)            (26,117)            (14,539)
     Accounts receivable ...........................            233,161             198,860              47,517
     Escrow deposits ...............................            (36,547)             18,569             904,611
     Prepaid expenses and other
       assets ......................................             45,671              (5,988)             88,831
     Accounts payable and accrued
       expenses ....................................            (38,181)           (868,909)            301,139
     Accrued interest ..............................               (525)           (117,156)           (508,225)
     Accrued property taxes ........................              4,710              59,831              51,612
     Payable to affiliates .........................            811,541             132,507              48,591
     Security deposits and deferred
       rental revenue ..............................             56,948              53,393               3,259
                                                            -----------         -----------         -----------

         Total adjustments .........................          3,124,819           5,505,105           4,230,384
                                                            -----------         -----------         -----------

Net cash provided by operating
   activities ......................................        $ 4,038,203         $ 2,313,018         $ 1,652,784
                                                            ===========         ===========         ===========


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

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

The Partnership is engaged in diversified real estate activities including the ownership, operation and management of commercial office, retail and residential real estate. At December 31, 1998, the Partnership owned five revenue-producing properties as described in Note 4 - "Real Estate Investments."

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Adoption of Recent Accounting Pronouncements
--------------------------------------------

The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires an enterprise to report financial information about its reportable operating segments, which are defined as components of a business for which separate financial information is evaluated regularly by the chief decision maker in allocating resources and assessing performance. The Partnership does not prepare such information for internal use, since it analyzes the performance of and allocates resources for each property individually. The Partnership's management has determined that it operates one line of business and it would be impracticable to report segment information. Therefore, the adoption of SFAS 131 has no impact on the Partnership's financial statements.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Asset Held for Sale
-------------------

The asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Depreciation and amortization on the asset held for sale ceased at the time the asset was placed on the market for sale.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1998, 1997 and 1996 have been made in accordance with these provisions.

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

The Partnership distributed $2,747,653, $999,995, and $250,006 of cash from operations to the limited partners in 1998, 1997, and 1996, respectively. No distributions have been paid to the General Partner. During the last week of March 1999, the Partnership distributed approximately $995,300 to the limited partners of record as of March 1, 1999.

Net Income (Loss) Per Thousand Limited Partnership Units
--------------------------------------------------------

Net income (loss) per thousand limited partnership units is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding expressed in thousands. Per thousand Unit information has been computed based on 82,944, 82,944 and 83,736 weighted average thousand Units outstanding in 1998, 1997 and 1996, respectively.

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

Under the terms of the Amended Partnership Agreement, the Partnership is paying an asset management fee to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential properties and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000, .50% in 2001 and
 .25% thereafter.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1998                1997               1996
                                                   --------------     --------------    ---------------
Property management fees - affiliates......        $      574,867     $      541,462    $       544,865
Charged to general and
   administrative - affiliates:
   Partnership administration..............               187,990            168,639            225,956
   Asset management fee....................               702,868            670,913            671,838
                                                    -------------      -------------     --------------
                                                   $    1,465,725     $    1,381,014    $     1,442,659
                                                    =============      =============     ==============

Payable to affiliates at December 31, 1998 and 1997 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and is due and payable from current operations.

NOTE 3 - TAXABLE INCOME (LOSS)
------------------------------

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

The Partnership's net assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purposes by $24,638,976 in 1998, $21,953,215 in 1997 and $22,409,365 in 1996.

NOTE 4 - REAL ESTATE INVESTMENTS
---------------------------------

The basis and accumulated depreciation and amortization of the Partnership's real estate investments at December 31, 1998 and 1997 are set forth in the following tables:

                                                                            Accumulated
                                                           Buildings and   Depreciation      Net Book
       1998                                     Land        Improvements  and Amortization    Value
       ----                                  -----------   -------------  ---------------- -----------
Century Park
   Las Vegas, NV ........................    $ 1,439,077    $15,186,310   $ (9,022,448)    $ 7,602,939
Fidelity Plaza
   Long Beach, CA .......................        553,946     13,091,803     (9,161,767)      4,483,982
Harbour Club I
   Belleville, MI .......................      1,069,513      9,878,876     (4,897,684)      6,050,705
Kellogg Office Building
   Littleton, CO ........................      1,142,889     10,217,290     (6,243,259)      5,116,920
                                             -----------    -----------   ------------     -----------
                                             $ 4,205,425    $48,374,279   $(29,325,158)    $23,254,546
                                             ===========    ===========   ============     ===========

                                                                            Accumulated
                                                           Buildings and   Depreciation      Net Book
       1997                                     Land        Improvements  and Amortization    Value
       ----                                  -----------   -------------  ---------------- -----------
Century Park ...........................     $ 1,439,077    $15,134,798   $ (8,313,761)    $ 8,260,114
Fidelity Plaza ..........................        553,946     12,985,775     (8,529,701)      5,010,020
Harbour Club I ..........................      1,069,513      9,638,815     (4,393,057)      6,315,271
Kellogg Office Building .................      1,142,889     10,075,674     (5,800,787)      5,417,776
                                             -----------    -----------   ------------     -----------
                                             $ 4,205,425    $47,835,062   $(27,037,306)    $25,003,181
                                             ===========    ===========   ============     ===========

On August 1, 1997, the General Partner placed Northwest Plaza, located in Dayton, Ohio, on the market for sale. Northwest Plaza was classified as such at December 31, 1998 and 1997 with a net book value of $9,016,824 and $8,989,818, respectively.

The results of operations for the asset held for sale were $1,120,719, $401,153 and $244,207 for the years ended December 31, 1998, 1997 and 1996, respectively. Results of operations are operating revenues less operating expenses including depreciation and amortization and interest expense.

Northwest Plaza, located in Dayton, Ohio, is a retail strip shopping center with three anchor tenants that occupy 64% of the total leasable area. Management has increased security and lighting in the parking areas in response to increased criminal activity in the area. An anchor tenant declared bankruptcy in late 1995 and relinquished 50,000 square feet in 1996 (approximately 11% of the leasable area of the property). On August 1, 1997, the General Partner placed Northwest Plaza on the market for sale when it became evident that economic factors will not allow for the Partnership to recover its costs over a reasonable period of time. Based upon projected cash flows over the reduced holding period, the Partnership revised its estimated net realizable value of the property; and accordingly, a write-down for impairment of $3,130,000 was recorded in the fourth quarter of 1997.

The Partnership leases its commercial properties under non-cancelable operating leases. Future minimum rents to be received as of December 31, 1998 are as follows:

                                                    Real Estate      Asset Held
                                                    Investments       For Sale
                                                   ------------     ------------

     1999..................................        $  4,385,744     $  1,496,224
     2000..................................           3,035,569        1,429,217
     2001..................................           1,921,225        1,299,702
     2002..................................           1,091,815        1,101,648
     2003..................................             538,091        1,002,814
     Thereafter............................             729,918        4,871,134
                                                   ------------     ------------
      Total................................        $ 11,702,362     $ 11,200,739
                                                   ============     ============

Future minimum rentals do not include contingent rentals based on sales volume of tenants. Contingent rentals amounted to $140,247, $91,143 and $227,311 for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum rents also do not include expense reimbursements for common area maintenance, property taxes and other expenses. These expense reimbursements amounted to $335,448, $244,032 and $401,820 for the years ended December 31, 1998, 1997 and
1996, respectively. These contingent rents and expense reimbursements, which include amounts related to the asset held for sale, are included in rental revenue on the Statements of Operations.

Harbour Club I Apartments is encumbered by mortgage indebtedness as discussed in
Note 6 - "Mortgage Note Payable." Fidelity Plaza is subject to four ground leases as discussed in Note 5 - "Leases."

NOTE 5 - LEASES
---------------

The Partnership leases the land on which Fidelity Plaza is located under four ground leases (one capital lease and three noncancelable operating leases). At December 31, 1998, minimum rental payments under such leases were as follows.

                                                      Capital        Operating
                                                       Lease           Leases
                                                   ----------      -------------
         1999...............................       $  103,538      $     213,258
         2000...............................           94,910            213,258
         2001...............................                -            213,258
         2002...............................                -            213,258
         2003...............................                -            213,258
         Thereafter.........................                -         11,993,050
                                                    ---------       ------------
         Total minimum payments due.........          198,448       $ 13,059,340
                                                                    ============

         Less amount representing
           interest.........................         ( 45,657)
                                                    ---------

         Present value of land lease
           obligation.......................       $  152,791
                                                    =========

Monthly payments are required under the terms of the leases. The capital lease expires in December 2000. The largest operating lease expires in December 2065, while the other two operating leases expire in June and August 2021.

Land recorded under the capital lease totaled $553,946 at December 31, 1998 and 1997. The lease contains an option to purchase the land for $1 in 2001.

Ground lease expense of $210,416, $206,096 and $203,704 relating to the three operating leases is included in the Statements of Operations with other property operating expenses for the years ended December 31, 1998, 1997 and 1996, respectively.

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

NOTE 6 - MORTGAGE NOTE PAYABLE
------------------------------

The following sets forth the mortgage note payable of the Partnership at December 31, 1998 and 1997. The mortgage note payable is secured by the related real estate investment.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                    December 31,
Property                 Position (a)     Rate %          Maturity                 1998             1997
--------                 ------------     --------      -----------------     ------------      -------------
Harbour Club I           First            10.25         $66,011    06/23      $  7,094,111      $   7,155,626
                                                                              ============      =============

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

Scheduled principal maturities of the mortgage note payable under existing agreements are as follows:

       1999................................       $    68,125
       2000................................            75,446
       2001................................            83,553
       2002................................            92,531
       2003................................           102,474
       Thereafter..........................         6,671,982
                                                  -----------
                                                  $ 7,094,111
                                                  ===========

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $8,846,000 at December 31, 1998 and $9,163,000 at December 31, 1997.

NOTE 7 - ACCOUNTS RECEIVABLE
----------------------------

The accounts receivable balance includes amounts due from tenants for base rent, common area maintenance, percentage rents and other miscellaneous amounts. In addition, accounts receivable includes amounts relating to rental guarantees from the seller of Century Park Office Building of approximately $470,000 at December 31, 1998 and 1997 which are not expected to be collected. The reserve for this amount is included in allowance for doubtful accounts.

In 1998, the Partnership recognized $162,439 of other revenue consisting of the collection of tenant accounts receivable that had previously been written off.

NOTE 8 - RESCISSION OF LIMITED PARTNERSHIP UNITS
------------------------------------------------

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

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described in Note 1 - "Organization and Summary of Significant Accounting Policies", Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

                        McNEIL REAL ESTATE FUND XXV, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998

                                                                                                       Costs
                                                       Initial Cost               Cumulative        Capitalized
                             Related                          Buildings and      Write-down for     Subsequent
Description              Encumbrances(c)          Land        Improvements       Impairment(b)     To Acquisition
-----------              ---------------          ----        --------------     ---------------   ---------------
APARTMENTS:

Harbour Club I
   Belleville, MI          $    7,094,110    $      763,364    $    8,792,575   $     (338,092)   $    1,730,542

OFFICE BUILDINGS:

Century Park
   Las Vegas, NV                        -         1,549,077        12,537,373       (1,000,000)        3,538,937

Fidelity Plaza
   Long Beach, CA                 152,791           541,239        13,172,687       (4,633,000)        4,564,823

Kellogg Office Building
   Littleton, CO                        -         1,743,070        12,804,735       (5,003,041)        1,815,415
                            -------------      ------------     -------------    -------------      ------------
                           $    7,246,901    $    4,596,750    $   47,307,370   $  (10,974,133)   $   11,649,717
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

(d) The asset held for sale is stated at lower of cost or fair value less costs to sell. Historical cost, net of accumulative depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation and amortization cease at the time the asset is placed on the market for sale.



                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXV, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998

                                            Gross Amount at
                                     Which Carried at Close of Period                    Accumulated
                                                 Buildings and                          Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                      ----            -------------         ---------      ----------------
APARTMENTS:

Harbour Club I
   Belleville, MI             $    1,069,513     $    9,878,876   $     10,948,389   $    (4,897,684)

OFFICE BUILDINGS:

Century Park
   Las Vegas, NV                   1,439,077         15,186,310         16,625,387        (9,022,448)

Fidelity Plaza
   Long Beach, CA                    553,946         13,091,803         13,645,749        (9,161,767)

Kellogg Office Building
   Littleton, CO                   1,142,889         10,217,290         11,360,179        (6,243,259)
                               -------------      -------------    ---------------    --------------
                              $    4,205,425     $   48,374,279   $     52,579,704   $   (29,325,158)
                               =============      =============    ===============    ==============

Asset Held for Sale (d):

Northwest Plaza
   Dayton, OH                                                     $      9,016,824
                                                                   ===============

(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-39 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $84,310,472 and accumulated depreciation was $39,915,246 at December 31, 1998.

(d) The asset held for sale is stated at lower of cost or fair value less costs to sell. Historical cost, net of accumulative depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation and amortization cease at the time the asset is placed on the market for sale.



                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXV, L.P.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998



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


Asset Held for Sale (d):

Northwest Plaza
   Dayton, OH                   1964/1980                   06/86




(d) The asset held for sale is stated at lower of cost or fair value less costs to sell. Historical cost, net of accumulative depreciation and amortization and write-downs, becomes the new cost basis when the asset is classified as "Held for Sale." Depreciation and amortization cease at the time the asset is placed on the market for sale.





                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:


                                                                    For the Years Ended December 31,
                                                         -----------------------------------------------------
                                                              1998               1997                 1996
                                                         ------------        ------------         ------------
Real estate investments:

Balance at beginning of year ....................        $ 52,040,487        $ 71,301,477         $ 69,854,919

Improvements ....................................             539,217           1,221,917            1,446,558

Reclassification to asset held for sale .........                  --         (20,482,907)                  --
                                                         ------------        ------------         ------------

Balance at end of year ..........................        $ 52,579,704        $ 52,040,487         $ 71,301,477
                                                         ============        ============         ============



Accumulated depreciation and amortization:

Balance at beginning of year ....................        $ 27,037,306        $ 32,569,829         $ 29,234,446

Depreciation and amortization ...................           2,287,852           2,867,438            3,335,383

Reclassification to asset held for
   sale .........................................                  --          (8,399,961)                  --
                                                         ------------        ------------         ------------

Balance at end of year ..........................        $ 29,325,158        $ 27,037,306         $ 32,569,829
                                                         ============        ============         ============



Asset held for sale:

Balance at beginning of year ....................        $  8,989,818        $         --         $         --

Reclassification to asset held for sale .........                  --          12,082,946                   --

Improvements ....................................              27,006              36,872                   --

Write-down for impairment of real
   estate .......................................                  --          (3,130,000)                  --
                                                         ------------        ------------         ------------

Balance at end of year ..........................        $  9,016,824        $  8,989,818         $         --
                                                         ============        ============         ============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              78       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation of such an entity in 1990. Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               55       Mrs. McNeil is Co-Chairman, with husband
Co-Chairman of the                      Robert A. McNeil,  of McNeil  Investors,
Board                                   Inc.  Mrs.  McNeil has  twenty  years of
                                        real estate experience, most recently as
                                        a private investor from 1986 to 1993. In
                                        1982, she founded Ivory & Associates,  a
                                        commercial real estate brokerage firm in
                                        San  Francisco,  CA. Prior to that,  she
                                        was a commercial  real estate  associate
                                        with the Madison Company and, earlier, a
                                        commercial  sales  associate and analyst
                                        with   Marcus  and   Millichap   in  San
                                        Francisco.    In   1978,   Mrs.   McNeil
                                        established   Escrow  Training  Centers,
                                        California's first accredited commercial
                                        training   program  for  title   company
                                        escrow officers and real estate agents needing college credits to qualify for brokerage licenses. She began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin
                                        County,  CA. Mrs.  McNeil  serves on the
                                        International Board of Directors of the Salk Institute.

Ron K. Taylor                  41       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

(A) Security ownership of certain beneficial owners.

No individual or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, was known by the Partnership to own more than 5% of the Units, other than High River Limited Partnership which owns 7,534,383 Units at February 1, 1999 (9.08% of the outstanding Units). The business address for High River Limited Partnership is 100 South Bedford Road, Mount Kisco, New York 10549.

(B) Security ownership of management.

Affiliates of the General Partner and the officers and directors of its general partner, collectively own 27,322 limited partnership units, which represents less than 1% of the outstanding limited partnership units at February 1, 1999.

(C)   Change in control.

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of general partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9 percent to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential properties and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter. For the year ended December 31, 1998, the Partnership paid or accrued $702,868 of such asset management fees.

The Partnership pays property management fees equal to 5% of the gross rental receipts of residential properties and 6% for commercial properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1998, the Partnership paid or accrued $762,857 of such property management fees and reimbursements. See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 8 - Note 2 - "Transactions With Affiliates."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------  -----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8 - Financial Statements and Supplementary Data.

(A)      Exhibits

         Exhibit
         Number                             Description
         --------                           -----------

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

         10.4 Property Management Agreement dated March 26, 1992, between McNeil Real Estate Fund XXV, L.P. and McNeil Real Estate Management, Inc. (2)

         10.5 Amendment of Property Management Agreement dated March 5, 1993 by McNeil Real Estate Fund XXV, L.P. and McNeil Real Estate Management, Inc. (2)

         10.6 Property Management Agreement dated March 26, 1992 between Van Buren Associates Limited Partnership and McNeil Real Estate Management, Inc.
                                            (2)

         10.7 Amendment of Property Management Agreement dated March 5, 1993, by Van Buren Associates Limited Partnership and McNeil Real Estate Management, Inc. (2)

          11. Statement regarding computation of net income (loss) per thousand limited partnership units (see Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies").

         Exhibit
         Number                             Description
         --------                           ------------
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


(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

                        McNEIL REAL ESTATE FUND XXV, L.P.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          McNEIL REAL ESTATE FUND XXV, L.P.

                          By:  McNeil Partners, L.P., General Partner

                               By: McNeil Investors, Inc., General Partner



March 31, 1999                 By:  /s/  Robert A. McNeil
--------------                    ----------------------------------------------
Date                                Robert A. McNeil
                                    Chairman of the Board and Director
                                    Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 31, 1999                 By:  /s/  Ron K. Taylor
--------------                    ----------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                     Investors, Inc.
                                    (Principal Financial Officer)




March 31, 1999                 By:  /s/  Carol A. Fahs
--------------                    ----------------------------------------------
Date                                Carol A. Fahs
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)