Form 10-Q
period 1999-03-31
MCNEIL REAL ESTATE FUND XXV LP
filed 1999-05-17
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended         March 31, 1999
                                      ------------------------------------------


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

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        March 31,          December 31,
                                                                          1999                 1998
                                                                      ------------         ------------
ASSETS
------

Real estate investments:
   Land ......................................................        $  4,205,425         $  4,205,425
   Buildings and improvements ................................          48,431,810           48,374,279
                                                                      ------------         ------------
                                                                        52,637,235           52,579,704
   Less:  Accumulated depreciation and amortization ..........         (29,888,625)         (29,325,158)
                                                                      ------------         ------------
                                                                        22,748,610           23,254,546

Asset held for sale ..........................................           9,053,022            9,016,824

Cash and cash equivalents ....................................           3,443,780            3,654,369
Cash segregated for security deposits ........................             391,982              389,318
Accounts receivable, net of allowance for doubtful
   accounts of $ 530,164 at March 31, 1999 and
   December 31, 1998 .........................................             567,767              506,774
Escrow deposits ..............................................             132,278               93,305
Deferred borrowing costs, net of accumulated
   amortization of $97,302 and $95,019 at March 31,
   1999 and December 31, 1998, respectively ..................             221,448              223,731
Prepaid expenses and other assets ............................             307,135              309,634
                                                                      ------------         ------------
                                                                      $ 36,866,022         $ 37,448,501
                                                                      ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable ........................................        $  7,077,678         $  7,094,110
Accounts payable and accrued expenses ........................              81,194               88,673
Accrued interest .............................................              60,455               60,596
Accrued property taxes .......................................             511,978              566,683
Payable to affiliates ........................................           1,262,751            1,091,046
Land lease obligation ........................................             137,091              152,791
Security deposits and deferred rental revenue ................             425,664              439,632
                                                                      ------------         ------------
                                                                         9,556,811            9,493,531
                                                                      ------------         ------------

Partners' equity (deficit):
   Limited partners - 84,000,000 limited  partnership
     units authorized;  82,943,685 limited partnership
     units issued and outstanding at March 31, 1999
     and December 31, 1998 ...................................          27,787,877           28,437,132
   General Partner ...........................................            (478,666)            (482,162)
                                                                      ------------         ------------
                                                                        27,309,211           27,954,970
                                                                      ------------         ------------
                                                                      $ 36,866,022         $ 37,448,501
                                                                      ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                          Three Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                       1999              1998
                                                                    ----------        ----------
Revenue:
   Rental revenue ..........................................        $2,496,818        $2,396,359
   Interest ................................................            50,605            47,549
                                                                    ----------        ----------
     Total revenue .........................................         2,547,423         2,443,908
                                                                    ----------        ----------

Expenses:
   Interest ................................................           193,927           199,860
   Depreciation and amortization ...........................           563,467           599,586
   Property taxes ..........................................           217,464           220,401
   Personnel costs .........................................           201,945           215,468
   Utilities ...............................................           181,264           186,540
   Repairs and maintenance .................................           235,212           241,547
   Property management fees - affiliates ...................           139,251           138,617
   Other property operating expenses .......................           166,701           181,387
   General and administrative ..............................            61,221            99,094
   General and administrative - affiliates .................           237,406           217,872
                                                                    ----------        ----------
     Total expenses ........................................         2,197,858         2,300,372
                                                                    ----------        ----------

Net income .................................................        $  349,565        $  143,536
                                                                    ==========        ==========


Net income allocable to limited partners ...................        $  346,069        $  142,101
Net income allocable to General Partner ....................             3,496             1,435
                                                                    ----------        ----------
Net income .................................................        $  349,565        $  143,536
                                                                    ==========        ==========


Net income per thousand limited partnership units ..........        $     4.17        $     1.71
                                                                    ==========        ==========


Distributions per thousand limited partnership units........        $    12.00        $    27.13
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1999 and 1998


                                                                                              Total
                                                   General              Limited             Partners'
                                                   Partner              Partners         Equity (Deficit)
                                                 -------------        ------------       ----------------
Balance at December 31, 1997 ............        $   (491,296)        $ 30,280,535         $ 29,789,239

Net income ..............................               1,435              142,101              143,536

Distributions to limited partners........                  --           (2,249,990)          (2,249,990)
                                                 ------------         ------------         ------------

Balance at March 31, 1998 ...............        $   (489,861)        $ 28,172,646         $ 27,682,785
                                                 ============         ============         ============


Balance at December 31, 1998 ............        $   (482,162)        $ 28,437,132         $ 27,954,970

Net income ..............................               3,496              346,069              349,565

Distributions to limited partners .......                  --             (995,324)            (995,324)
                                                 ------------         ------------         ------------

Balance at March 31, 1999 ...............        $   (478,666)        $ 27,787,877         $ 27,309,211
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                  Three Months Ended
                                                                       March 31,
                                                           --------------------------------
                                                               1999                1998
                                                           ------------        ------------
Cash flows from operating activities:
   Cash received from tenants .....................        $ 2,416,594         $ 2,378,107
   Cash paid to suppliers .........................           (848,724)           (921,464)
   Cash paid to affiliates ........................           (204,952)           (144,518)
   Interest received ..............................             50,605              47,549
   Interest paid ..................................           (191,785)           (197,703)
   Property taxes paid and escrowed ...............           (311,142)           (334,957)
                                                           -----------         -----------
Net cash provided by operating activities .........            910,596             827,014
                                                           -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments and
     asset held for sale ..........................            (93,729)            (62,109)
                                                           -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable ......................................            (16,432)            (14,795)
   Payments on capitalized land lease
     obligation ...................................            (15,700)            (11,419)
   Distributions to limited partners ..............           (995,324)         (2,249,990)
                                                           -----------         -----------
Net cash used in financing activities .............         (1,027,456)         (2,276,204)
                                                           -----------         -----------

Net decrease in cash and cash equivalents .........           (210,589)         (1,511,299)

Cash and cash equivalents at beginning of
   period .........................................          3,654,369           3,044,669
                                                           -----------         -----------

Cash and cash equivalents at end of period ........        $ 3,443,780         $ 1,533,370
                                                           ===========         ===========


The financial information included herein has been prepared by management without audit by independent public accountants.

                                  See    accompanying    notes   to    financial
statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                    Reconciliation of Net Income to Net Cash
                        Provided by Operating Activities

                                                                     Three Months Ended
                                                                         March 31,
                                                               ---------------------------
                                                                  1999              1998
                                                               ---------         ---------
Net income ............................................        $ 349,565         $ 143,536
                                                               ---------         ---------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation and amortization ......................          563,467           599,586
   Amortization of deferred borrowing costs ...........            2,283             2,283
   Deferred gain ......................................               --            29,006
   Changes in assets and liabilities:
     Cash segregated for security deposits ............           (2,664)           (1,658)
     Accounts receivable, net .........................          (60,993)          (45,083)
     Escrow deposits ..................................          (38,973)           15,552
     Prepaid expenses and other assets ................            2,499            18,131
     Accounts payable and accrued expenses ............           (7,479)          (10,602)
     Accrued interest .................................             (141)             (126)
     Accrued property taxes ...........................          (54,705)         (130,108)
     Payable to affiliates ............................          171,705           211,971
     Security deposits and deferred rental
       revenue ........................................          (13,968)           (5,474)
                                                               ---------         ---------

       Total adjustments ..............................          561,031           683,478
                                                               ---------         ---------

Net cash provided by operating activities .............        $ 910,596         $ 827,014
                                                               =========         =========




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                          Notes to Financial Statements
                                 March 31, 1999
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XXV, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

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

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees of $1,012,465 and $876,844 were outstanding at March 31, 1999 and December 31, 1998, respectively.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                       Three Months Ended
                                                            March 31,
                                                   -------------------------
                                                       1999          1998
                                                   ----------     ----------

Property management fees.....................      $  139,251     $  138,617
Charged to general and administrative
   expense:
   Partnership administration................          49,724         43,317
   Asset management fee......................         187,682        174,555
                                                    ---------      ---------
                                                   $  376,657     $  356,489
                                                    =========      =========

Payable to affiliates at March 31, 1999 and December 31, 1998 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and is due and payable from current operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1998. The Partnership reported net income of $349,565 for the first three months of 1999 as compared to $143,536 for the first three months of 1998. Revenue in the first quarter of 1999 increased to $2,547,423 from $2,443,908 in the first quarter of 1998, and expenses for the first quarter of 1999 decreased to $2,197,858 from $2,300,372 for the same period in 1998.

Net cash provided by operating activities was $910,596 for the three months ended March 31, 1999. The Partnership expended $93,729 for capital improvements, $16,432 for principal payments on its mortgage note payable and $15,700 for payments on the capitalized land lease obligation. After distributions of $995,324 to the limited partners, cash and cash equivalents totaled $3,443,780 at March 31, 1999, a net decrease of $210,589 from the balance at December 31, 1998.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue increased by $103,515 for the three months ended March 31, 1999 as compared to the same period in 1998, mainly due to an increase in rental revenue, as discussed below.

Rental revenue for the three months ended March 31, 1999 increased by $100,459 in relation to the comparable period in 1998. Rental revenue increased at all of the Partnership's properties in 1999. The largest increases, of approximately $51,000, $18,000 and $15,000, occurred at the Kellogg Building, Harbour Club I Apartments and Century Park Office Building, respectively, mainly due to an increase in rental rates charged to tenants.

Expenses:

Total expenses decreased by $102,514 for the quarter ended March 31, 1999 as compared to the same period in 1998.

General and administrative expenses in the first quarter of 1999 decreased by $37,873, as compared to the same period in 1998. The decrease was mainly due to a greater amount of costs incurred in 1998 to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow provided by operating activities totaled $910,596 for the first three months of 1999 as compared to $827,014 provided during the same period in 1998. The increase in cash from operations was partially due to an increase in cash received from tenants and a decrease in cash paid to suppliers (see above discussion of increase in rental revenue and decrease in general and administrative expenses). These increases in cash provided by operating activities during the first three months of 1999 were partially offset by an increase in cash paid to affiliates during the first three months of 1999.

The Partnership expended $93,729 and $62,109 for additions to its real estate investments during the three months ended March 31, 1999 and 1998, respectively. A greater amount was spent in the first quarter of 1999 for tenant improvements at Northwest Plaza and for exterior painting at Fidelity Plaza.

The Partnership distributed $995,324 and $2,249,990 to the limited partners in the first three months of 1999 and 1998, respectively.

Short-term liquidity:

At March 31, 1999, the Partnership held cash and cash equivalents of $3,443,780.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

For the Partnership as a whole, management projects positive cash flow from operations for the remainder of 1999. Only one property, Harbour Club I Apartments, is encumbered with mortgage debt and another property, Fidelity Plaza, is encumbered with lease obligations. Capital improvements for all properties in 1999 are expected to be funded from available cash reserves or from operations of the properties.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with a well-financed bidder with whom it had commenced discussions with respect to a sale transaction. The Partnership and such party have made significant progress in negotiating the terms of a proposed transaction and are continuing to have intensive discussions with respect to a transaction. In light on these continuing negotiations, the exclusivity agreement has been extended for an additional 21 days until June 4, 1999. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

The Partnership placed Northwest Plaza on the market for sale effective August 1, 1997.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after March 31, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions is licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Based on this review, management believes these systems are substantially compliant. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by July 1999.


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

         11. Statement regarding computation of Net Income (Loss) per Thousand Limited Partnership Units: Net income (loss) per thousand limited partnership units is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of limited partnership units outstanding expressed in thousands. Per thousand unit information has been computed based on 82,944 weighted average thousand limited partnership units outstanding in 1999 and 1998.

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended March 31, 1999.

(b)      Reports on Form 8-K.    There  were no reports on Form 8-K filed during
         the quarter ended  March 31, 1999.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                           McNEIL REAL ESTATE FUND XXV, L.P.

                           By:  McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner






May 17, 1999                    By: /s/  Ron K. Taylor
--------------                     ---------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                     Investors, Inc.
                                    (Principal Financial Officer)




May 17, 1999                    By: /s/  Carol A. Fahs
--------------                     ---------------------------------------------
Date                                Carol A. Fahs
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)