Form 10-Q
period 1999-06-30
MCNEIL REAL ESTATE FUND XXV LP
filed 1999-08-16
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended       June 30, 1999
                                     -------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________ Commission file number 0-15446
                           ----------



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

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,          December 31,
                                                                            1999                1998
                                                                       -------------        -------------
ASSETS
------

Real estate investments:
   Land .......................................................        $  4,205,425         $  4,205,425
   Buildings and improvements .................................          48,631,908           48,374,279
                                                                       ------------         ------------
                                                                         52,837,333           52,579,704
   Less:  Accumulated depreciation and amortization ...........         (30,438,280)         (29,325,158)
                                                                       ------------         ------------
                                                                         22,399,053           23,254,546

Asset held for sale ...........................................           9,087,646            9,016,824

Cash and cash equivalents .....................................           4,340,686            3,654,369
Cash segregated for security deposits .........................             335,217              389,318
Accounts receivable, net of allowance for doubtful
   accounts of $490,956 and $530,164 at June 30, 1999
   and December 31, 1998, respectively ........................             517,422              506,774
Escrow deposits ...............................................             106,498               93,305
Deferred borrowing costs, net of accumulated
   amortization of $99,586 and $95,019 at June 30,
   1999 and December 31, 1998, respectively ...................             235,619              223,731
Prepaid expenses and other assets .............................             308,446              309,634
                                                                       ------------         ------------
                                                                       $ 37,330,587         $ 37,448,501
                                                                       ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable .........................................        $  7,060,917         $  7,094,110
Accounts payable and accrued expenses .........................             270,671               88,673
Accrued interest ..............................................              60,312               60,596
Accrued property taxes ........................................             538,193              566,683
Payable to affiliates .........................................           1,500,474            1,091,046
Land lease obligation .........................................             120,282              152,791
Security deposits and deferred rental revenue .................             444,104              439,632
                                                                       ------------         ------------
                                                                          9,994,953            9,493,531
                                                                       ------------         ------------

Partners' equity (deficit):
   Limited  partners - 84,000,000 limited  partnership
     units  authorized; 82,943,685 limited  partnership
     units issued and  outstanding at June 30, 1999
     and December 31, 1998 ....................................          27,814,036           28,437,132
   General Partner ............................................            (478,402)            (482,162)
                                                                       ------------         ------------
                                                                         27,335,634           27,954,970
                                                                       ------------         ------------
                                                                       $ 37,330,587         $ 37,448,501
                                                                       ============         ============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended                     Six Months Ended
                                                      June 30,                             June 30,
                                            ----------------------------        ----------------------------
                                               1999              1998              1999               1998
                                            ----------        ----------        ----------        ----------
Revenue:
   Rental revenue ..................        $2,515,206        $2,475,140        $5,012,024        $4,871,499
   Interest ........................            49,231            30,684            99,836            78,233
   Other revenue ...................                --           126,035                --           126,035
                                            ----------        ----------        ----------        ----------
     Total revenue .................         2,564,437         2,631,859         5,111,860         5,075,767
                                            ----------        ----------        ----------        ----------

Expenses:
   Interest ........................           192,487           199,474           386,414           399,334
   Depreciation and
     amortization ..................           549,655           582,883         1,113,122         1,182,469
   Property taxes ..................           226,567           205,341           444,031           425,742
   Personnel costs .................           215,142           177,798           417,087           393,266
   Utilities .......................           166,139           159,458           347,403           345,998
   Repairs and maintenance .........           291,365           265,045           526,577           506,592
   Property management
     fees - affiliates .............           149,598           151,051           288,849           289,668
   Other property operating
     expenses ......................           163,684           154,258           330,385           335,645
   General and administrative ......           347,679           176,994           408,900           276,088
   General and administrative -
     affiliates ....................           235,698           230,921           473,104           448,793
                                            ----------        ----------        ----------        ----------
     Total expenses ................         2,538,014         2,303,223         4,735,872         4,603,595
                                            ----------        ----------        ----------        ----------

Net income .........................        $   26,423        $  328,636        $  375,988        $  472,172
                                            ==========        ==========        ==========        ==========

Net income allocable to
   limited partners ................        $   26,159        $  325,349        $  372,228        $  467,450
Net income allocable to
   General Partner .................               264             3,287             3,760             4,722
                                            ----------        ----------        ----------        ----------
Net income .........................        $   26,423        $  328,636        $  375,988        $  472,172
                                            ==========        ==========        ==========        ==========

Net income per thousand
   limited partnership units .......        $      .32        $     3.93        $     4.49        $     5.64
                                            ==========        ==========        ==========        ==========

Distributions per thousand
   limited partnership units .......        $       --        $       --        $    12.00        $    27.13
                                            ==========        ==========        ==========        ==========


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1999 and 1998



                                                                                            Total
                                                   General              Limited            Partners'
                                                   Partner             Partners         Equity (Deficit)
                                                -------------        -------------      ----------------
Balance at December 31, 1997 ...........        $   (491,296)        $ 30,280,535         $ 29,789,239

Net income .............................               4,722              467,450              472,172

Distributions to limited partners ......                  --           (2,249,990)          (2,249,990)
                                                ------------         ------------         ------------

Balance at June 30, 1998 ...............        $   (486,574)        $ 28,497,995         $ 28,011,421
                                                ============         ============         ============


Balance at December 31, 1998 ...........        $   (482,162)        $ 28,437,132         $ 27,954,970

Net income .............................               3,760              372,228              375,988

Distributions to limited partners ......                  --             (995,324)            (995,324)
                                                ------------         ------------         ------------

Balance at June 30, 1999 ...............        $   (478,402)        $ 27,814,036         $ 27,335,634
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                      Six Months Ended
                                                                          June 30,
                                                              --------------------------------
                                                                  1999               1998
                                                              ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ........................        $ 5,058,511         $ 5,094,632
   Cash paid to suppliers ............................         (1,845,729)         (1,921,414)
   Cash paid to affiliates ...........................           (352,525)           (371,490)
   Interest received .................................             99,836              78,233
   Interest paid .....................................           (382,131)           (395,024)
   Property taxes paid and escrowed ..................           (485,713)           (507,865)
                                                              -----------         -----------
Net cash provided by operating activities ............          2,092,249           1,977,072
                                                              -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments and
     asset held for sale .............................           (328,451)           (185,245)
                                                              -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable .........................................            (33,193)            (29,973)
   Deferred borrowing costs paid .....................            (16,455)                 --
   Payments on capitalized land lease
     obligation ......................................            (32,509)            (22,837)
   Distributions to limited partners .................           (995,324)         (2,249,990)
                                                              -----------         -----------
Net cash used in financing activities ................         (1,077,481)         (2,302,800)
                                                              -----------         -----------

Net increase (decrease) in cash and cash
    equivalents ......................................            686,317            (510,973)

Cash and cash equivalents at beginning of
   period ............................................          3,654,369           3,044,669
                                                              -----------         -----------

Cash and cash equivalents at end of period ...........        $ 4,340,686         $ 2,533,696
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                    Reconciliation of Net Income to Net Cash
                        Provided by Operating Activities


                                                                      Six Months Ended
                                                                          June 30,
                                                              -------------------------------
                                                                 1999                1998
                                                              -----------         -----------
Net income ...........................................        $   375,988         $   472,172
                                                              -----------         -----------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation and amortization .....................          1,113,122           1,182,469
   Amortization of deferred borrowing costs ..........              4,567               4,566
   Changes in assets and liabilities:
     Cash segregated for security deposits ...........             54,101              (4,140)
     Accounts receivable, net ........................            (10,648)              5,545
     Escrow deposits .................................            (13,193)            (32,020)
     Prepaid expenses and other assets ...............              1,188              23,872
     Accounts payable and accrued expenses ...........            181,998             (77,025)
     Accrued interest ................................               (284)               (256)
     Accrued property taxes ..........................            (28,490)            (50,103)
     Payable to affiliates ...........................            409,428             366,971
     Security deposits and deferred rental
       revenue .......................................              4,472              85,021
                                                              -----------         -----------

       Total adjustments .............................          1,716,261           1,504,900
                                                              -----------         -----------

Net cash provided by operating activities ............        $ 2,092,249         $ 1,977,072
                                                              ===========         ===========





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees of $1,198,237 and $876,844 were outstanding at June 30, 1999 and December 31, 1998, respectively.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                           Six Months Ended
                                                               June 30,
                                                      --------------------------
                                                          1999           1998
                                                      -----------     ----------

Property management fees.....................         $   288,849     $  289,668
Charged to general and administrative
   expense:
   Partnership administration................              99,650         94,941
   Asset management fee......................             373,454        353,852
                                                      -----------     ----------
                                                      $   761,953     $  738,461
                                                      ===========     ==========

Payable to affiliates at June 30, 1999 and December 31, 1998 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and is due and payable from current operations.

NOTE 4.
-------

On July 30, 1999, the Partnership refinanced Harbour Club I's mortgage note. The new mortgage note, in the amount of $7,200,000 bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new mortgage note requires monthly interest-only payments and annual principal payments in an amount necessary to reduce the principal balance of the note by 5% annually. The maturity date of the new mortgage note is August 1, 2002. Cash proceeds from the refinancing transaction are as follows:

       New mortgage note proceeds...........................      $ 7,200,000
       Amount required to payoff existing debt..............        7,055,218
                                                                  -----------

       Cash proceeds from refinancing.......................      $   144,782
                                                                  ===========

The Partnership incurred $72,469 of deferred borrowing costs related to the refinancing of Harbour Club I's mortgage note.

NOTE 5.
-------

On June 24, 1999, the Partnership and 18 affiliated partnerships, collectively (the "Partnerships"), the General Partner, McNeil Investors, Inc., McNeil Real Estate Management, Inc. ("McREMI"), McNeil Summerhill, Inc. and Robert A. McNeil entered into a definitive acquisition agreement (the "Master Agreement") with WXI/McN Realty L.L.C. ("Newco"), an affiliate of Whitehall Street Real Estate Limited Partnership XI, a real estate investment fund managed by Goldman, Sachs & Co., whereby Newco and its subsidiaries will acquire the Partnerships. The Master Agreement provides that the Partnerships will be merged with subsidiaries of Newco. The Master Agreement also provides for the acquisition by Newco and its subsidiaries of the assets of McREMI. The aggregate consideration in the transaction, including the assumption or prepayment of all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership is currently estimated as $0.50.

On the Closing Date, the General Partner of the Partnership, will receive an equity interest in Newco in exchange for its contribution to Newco of the general partnership interests in the Partnerships, the limited partnership interests in Fairfax Associates II L.P. and McNeil Summerhill Associates and the assets of McREMI.

The Partnership's participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the Partnership.

In some circumstances, as defined in the Master Agreement, the Partnerships may be subject to a break-up fee, up to an aggregate maximum of $18,000,000, if the Master Agreement is terminated with respect to one or more of the Partnerships. In the case of termination of the Master Agreement in these circumstances, each of the Partnerships with respect to which the Master Agreement has been terminated will be severally, but not jointly, liable for payment to Newco of its respective break-up fee. The break-up fee ratably calculated for the Partnership is $1,400,540.

All previous costs associated with this transaction had been allocated among the Partnerships and McREMI based on the relative number of properties contained therein. On June 24, 1999, a fairness opinion (the "Fairness Opinion") was rendered by Robert A. Stanger & Co., Inc., an independent financial advisor, to the effect that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests. Based on the relative values as set forth in the Fairness Opinion, the Partnership recorded an adjustment to general and administrative expenses and accounts payable and accrued expenses during the second quarter of 1999 in the amount of $110,931 to reflect the reallocation of previously paid transaction costs among the Partnerships and McREMI. This underpayment of general and administrative expenses is included in accounts payable and accrued expenses on the Balance Sheet at June 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1998. The Partnership reported net income of $375,988 for the first six months of 1999 as compared to $472,172 for the first six months of 1998. Revenue for the first six months of 1999 increased to $5,111,860 from $5,075,767 for the first six months of 1998, and expenses for the six months ended June 30, 1999 increased to $4,735,872 from $4,603,595 for the same period in 1998.

Net cash provided by operating activities was $2,092,249 for the six months ended June 30, 1999. The Partnership expended $328,451 for capital improvements, $16,455 for deferred borrowing costs, $33,193 for principal payments on its mortgage note payable and $32,509 for payments on the capitalized land lease obligation. After distributions of $995,324 to the limited partners, cash and cash equivalents totaled $4,340,686 at June 30, 1999, a net increase of $686,317 from the balance at December 31, 1998.

RECENT DEVELOPMENTS
-------------------

On June 24, 1999, McNeil Partners, L.P. (the General Partner of the Partnership) and WXI/McN Realty L.L.C., an affiliate of Whitehall Street Real Estate Limited Partnership XI ("Whitehall"), a real estate investment fund managed by Goldman, Sachs & Co., announced that they have entered into a definitive acquisition agreement whereby the Whitehall affiliate will acquire by merger nineteen real estate limited partnerships operated by McNeil Partners, L.P. and Robert A. McNeil. The limited partnerships involved are the Partnership and McNeil Real Estate Funds IX, X, XI, XII, XIV, XV, XX, XXI, XXII, XXIII, XXIV, XXVI and XXVII, Hearth Hollow Associates, McNeil Midwest Properties I, L.P., Regency North Associates, Fairfax Associates and McNeil Summerhill (collectively, the "Partnerships"). The Partnerships (other than Fairfax Associates and McNeil Summerhill which are wholly-owned by Robert A. McNeil and related parties) will be merged with subsidiaries of WXI/McN Realty L.L.C. The acquisition agreement also provides for the acquisition by WXI/McN Realty L.L.C. of the assets of McNeil Real Estate Management, Inc. ("McREMI"). The aggregate consideration in the transaction, including all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the acquisition agreement, the limited partners in each of the Partnerships (other than those wholly-owned by Robert A. McNeil) will receive cash on the closing date of the transaction in exchange for their limited partnership interests. In addition, each Partnership will make a special distribution to its limited partners on the closing date of the transaction equal to its then net positive working capital balance. McNeil Partners, L.P. will receive an equity interest in WXI/McN Realty L.L.C. in exchange for its contribution of its general partnership interests in the Partnerships, the limited partnership interests in its wholly-owned Partnerships and the assets of McREMI.

The proposed transaction follows an extensive marketing effort by PaineWebber Incorporated, exclusive financial advisor to the Partnerships.

The transaction has been unanimously approved by the Board of Directors of McNeil Investors, Inc., the general partner of McNeil Partners, L.P., the general partner of each of the Partnerships other than Regency North Associates, Fairfax Associates and McNeil Summerhill. The respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill also have approved the transaction. The Board of Directors of McNeil Investors, Inc. based its approval upon, among other things, the recommendation of a Special Committee of the Board, appointed at the beginning of the discussions with Whitehall to represent the interests of holders of limited partnership interests in each of the Partnerships. In addition, the Special Committee and the Board relied upon fairness opinions given by Robert A. Stanger & Co., Inc. ("Stanger & Co."), an independent financial advisor to the Partnerships, to the effect that the aggregate consideration is fair to the holders of each class of limited partnership interests in each of the Partnerships. The Special Committee's recommendation was also based upon the separate opinions of Eastdil Realty Company ("Eastdil"), the independent financial advisor to the Special Committee. Stanger & Co. and Eastdil have each also rendered an opinion that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests in each of the Partnerships.

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership is currently estimated as $0.50.

McNeil Partners, L.P. will contribute its real estate investment and management company business to a subsidiary of WXI/McN Realty, L.L.C., along with its general partnership interests in the Partnerships and its limited partnership interests in the wholly-owned Partnerships, having an aggregate allocated value, as determined by Stanger & Co., of approximately $58,640,000, of which approximately $29,400,000 reflects balances due to McNeil Partners, L.P. and McREMI as reflected on the Partnerships' financial statements as of March 31, 1999.

The above estimates of the Partnership per unit estimated merger consideration and working capital distribution and the interest of McNeil Partners, L.P. are based upon, among other things, the balance sheet of the Partnership as of March 31, 1999, adjusted for intangible assets, non-cash liabilities, transaction expenses and the McNeil Partners, L.P. interest in the Partnership. Actual amounts, including the estimate allocable to McNeil Partners, L.P., will vary with the performance of the Partnership and McNeil Partners, L.P. through the closing date. The above estimated merger consideration and special working capital distribution will be adjusted at closing to reflect the then working capital position of the Partnership.

Whitehall is a $2.26 billion equity fund and is the seventh in a series of funds sponsored and capitalized by Goldman, Sachs & Co. and its affiliates, along with public and private investors, to acquire real estate worldwide.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue decreased by $67,422 for the three month period and increased by $36,093 for the six month period ended June 30, 1999 as compared to the same period in 1998, mainly due to an increase in rental revenue and interest income, offset by a decrease in other revenue recognized in the second quarter of 1998, as discussed below.

Rental revenue for the three and six months ended June 30, 1999 increased by $40,066 and $140,525, respectively, mainly due to an increase in rental rates charged to tenants in 1999.

Interest income increased by $18,547 and $21,603 for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998, due to an increase in cash available for short-term investment. The Partnership held approximately $4.3 million of cash and cash equivalents at June 30, 1999 as compared to approximately $2.5 million at June 30, 1998.

In the second quarter of 1998, the Partnership recognized $126,035 of other revenue consisting of the collection of tenant accounts receivable that had previously been written off. No such other revenue was recognized in the first six months of 1999.

Expenses:

Total expenses increased by $234,791 for the three month period and by $132,277 for the six month period ended June 30, 1999 as compared to the same periods in 1998. The increase was mainly due to an increase in general and administrative expenses in the second quarter of 1999, as discussed below.

General and administrative expenses increased by $170,685 and $132,812 for the three and six month periods ended June 30, 1999, respectively, as compared to the same periods in 1998. The increase was mainly due to a $110,931 reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999, as discussed in Item 1, Note 5.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flow provided by operating activities totaled $2,092,249 for the first six months of 1999, comparable to the $1,977,072 provided during the same period in 1998.

The Partnership expended $328,451 and $185,245 for additions to its real estate investments and asset held for sale during the six months ended June 30, 1999 and 1998, respectively. A greater amount was spent in the first half of 1999 for tenant improvements at Northwest Plaza, Century Park, Kellogg Office Building and Fidelity Plaza and for exterior painting at Fidelity Plaza.

In the first half of 1999, the Partnership incurred $16,455 of costs related to the proposed refinancing of the Harbour Club I mortgage note payable.

The Partnership distributed $995,324 and $2,249,990 to the limited partners in the first six months of 1999 and 1998, respectively.

Short-term liquidity:

At June 30, 1999, the Partnership  held cash and cash equivalents of $4,340,686.
This  balance   provides  a  reasonable   level  of  working   capital  for  the
Partnership's immediate needs in operating its properties.

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

Long-term liquidity:

While the outlook for maintenance of adequate levels of liquidity is favorable, should operations deteriorate and present cash resources be insufficient for current needs, the Partnership would require other sources of working capital. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to resolve cash deficiencies include refinancings, deferral of capital expenditures on Partnership properties except where improvements are expected to increase the competitiveness and marketability of the properties, arranging financing from affiliates or the ultimate sale of the properties. See "Recent Developments" above.

The Partnership placed Northwest Plaza on the market for sale effective August 1, 1997.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management has assessed these risks and expects to have contingency plans in place by December 31, 1999 for any material potential failures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

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

     The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. ("McREMI") and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. Because the settlement contemplated a transaction which included all of the Partnerships and plaintiffs claimed that an effort should be made to sell all of the Partnerships, in or around September 1998, plaintiffs filed a third consolidated and amended complaint which included allegations with respect to the Partnerships which had not been named in previously filed complaints.

     On September 15, 1998, the parties signed a Stipulation of Settlement. For purposes of settlement, the parties stipulated to a class comprised of all owners of limited partner units in the Partnerships during the period beginning June 21, 1991, the earliest date that proxy materials began to be issued in connection with the restructuring of the Partnerships, through September 15, 1998. As structured, the Stipulation of Settlement provided for the payment of over $35 million in distributions and the commitment to market the Partnerships for sale, together with McREMI, through a fair and impartial bidding process overseen by a national investment banking firm. To ensure the integrity of that process, defendants agreed, among other things, to involve plaintiffs' counsel in oversight of that process, and plaintiffs' counsel retained an independent advisor to represent the interests of limited partners of the Partnerships in the event of a transaction. The transaction described in Item 2 - Recent Developments is a result of that process. The settlement was not conditioned on the consummation of this transaction.

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

2) High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation, et al. v. McNeil Partners, L.P. ("MPLP"), McNeil Investors, Inc., McNeil Real Estate Management, Inc. (McREMI"), Robert A. McNeil and Carole J. McNeil, - Supreme Court of the State of New York, County of New York, - Index No. 99 603526.

     On July 23, 1999, High River and two other affiliates of Carl C. Icahn (Unicorn Associates Corporation and Longacre Corporation), filed a complaint for damages in the Supreme Court of the State of New York, County of New York. Plaintiffs allege that the defendants improperly interfered with tender offers made by High River for limited partner units in the Partnership and other affiliated partnerships in which MPLP serves as General Partner (the "McNeil Partnerships"), by, among other things, filing purportedly frivolous litigation to delay High River's offers, issuing purportedly false and misleading statements opposing the offers and purportedly forcing High River itself to file litigation to enforce its rights. High River also alleges that as a result the defendants caused High River to incur undue expense and that the defendants ultimately prevented High River from acquiring a greater number of limited partner units. Plaintiffs also allege that the defendants improperly excluded High River from participating in the auction process for the sale of the McNeil Partnerships, and otherwise took steps to prevent its participation in the auction. In addition, plaintiffs, who are limited partners in, among others, McNeil Funds IX, X, XI, XII, XIV, XV, XX, XXIV, XXV, XXVI and XXVII, have also sued the defendants based on their status as opt-outs from the Schofield settlement. Plaintiffs seek undisclosed damages and an accounting.

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses.

3) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young, BDO Seidman et al. (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (as defined in this Section 3, the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, Ernst & Young, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors initially asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The counterclaims were later dismissed on appeal, as discussed below.

     The trial court granted summary judgment against the Affiliated Partnerships based on the statute of limitations; however, on appeal, the Dallas Court of Appeals reversed the trial court and remanded for trial the Affiliated Partnerships' fraud claims against Ernst & Young. The Texas Supreme Court denied Ernst & Young's application for writ of error on January 11, 1996. Shortly before trial, the district court judge once again granted summary judgment against the Affiliated Partnerships on December 2, 1996. Hearing and oral argument before the Court of Appeals was heard on January 26, 1999. Judgment was entered in favor of the partnerships on June 25, 1999 and the case was once again remanded to the Trial Court. The General Partner is investigating whether it is in the limited partners' best interest to continue to pursue this case.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         --------                   ------------

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

         11. Statement regarding computation of Net Income per Thousand Limited Partnership
                                    Units:   Net  income  per  thousand  limited
                                    partnership  units is  computed  by dividing
                                    net income allocated to the limited partners
                                    by the  weighted  average  number of limited
                                    partnership units  outstanding  expressed in
                                    thousands. Per thousand unit information has
                                    been  computed  based  on  82,944   weighted
                                    average thousand limited partnership units outstanding in 1999 and 1998.

         27. Financial Data Schedule for the quarter ended June 30, 1999.

(b) Reports on Form 8-K. A Report on Form 8-K dated June 24, 1999 was filed on June 29, 1999 regarding the transaction detailed in Part 1,
         Item 1, Note 5.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XXV, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner






August 16, 1999                    By: /s/  Ron K. Taylor
---------------                       ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                         Investors, Inc.
                                       (Principal Financial Officer)




August 16, 1999                    By: /s/  Carol A. Fahs
---------------                       ------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)