Form 10-Q
period 1999-09-30
MCNEIL REAL ESTATE FUND XXV LP
filed 1999-11-15
CIK 778921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended           September 30, 1999
                                      ------------------------------------------


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

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                     September 30,        December 31,
                                                                         1999                 1998
                                                                     -------------        ------------
ASSETS
------

Real estate investments:
   Land .....................................................        $  4,205,425         $  4,205,425
   Buildings and improvements ...............................          48,914,150           48,374,279
                                                                     ------------         ------------
                                                                       53,119,575           52,579,704
   Less:  Accumulated depreciation and amortization .........         (30,994,291)         (29,325,158)
                                                                     ------------         ------------
                                                                       22,125,284           23,254,546

Asset held for sale .........................................           9,167,573            9,016,824

Cash and cash equivalents ...................................           4,791,079            3,654,369
Cash segregated for security deposits .......................             338,586              389,318
Accounts receivable, net of allowance for doubtful
   accounts of $490,956 and $530,164 at September 30,
   1999 and December 31, 1998, respectively .................             573,260              506,774
Escrow deposits .............................................                  --               93,305
Deferred borrowing costs, net of accumulated
   amortization of $4,467 and $95,019 at September 30,
   1999 and December 31, 1998, respectively .................              71,115              223,731
Prepaid expenses and other assets ...........................             359,652              309,634
                                                                     ------------         ------------
                                                                     $ 37,426,549         $ 37,448,501
                                                                     ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable .......................................        $  7,200,000         $  7,094,110
Accounts payable and accrued expenses .......................             127,902               88,673
Accrued interest ............................................              42,360               60,596
Accrued property taxes ......................................             453,435              566,683
Payable to affiliates .......................................           1,730,400            1,091,046
Land lease obligation .......................................             102,288              152,791
Security deposits and deferred rental revenue ...............             427,975              439,632
                                                                     ------------         ------------
                                                                       10,084,360            9,493,531
                                                                     ------------         ------------

Partners' equity (deficit):
   Limited partners - 84,000,000 limited partnership
     units authorized; 82,943,685 limited partnership
     units issued and outstanding at September 30, 1999
     and December 31, 1998 ..................................          27,820,526           28,437,132
   General Partner ..........................................            (478,337)            (482,162)
                                                                     ------------         ------------
                                                                       27,342,189           27,954,970
                                                                     ------------         ------------
                                                                     $ 37,426,549         $ 37,448,501
                                                                     ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended                     Nine Months Ended
                                                  September 30,                          September 30,
                                         -------------------------------        -------------------------------
                                             1999                1998               1999                1998
                                         -----------         -----------        -----------         -----------
Revenue:
   Rental revenue ...............        $ 2,531,580         $ 2,550,289        $ 7,543,604         $ 7,421,788
   Interest .....................             56,433              41,466            156,269             119,699
   Other revenue ................                 --                  --                 --             126,035
                                         -----------         -----------        -----------         -----------
     Total revenue ..............          2,588,013           2,591,755          7,699,873           7,667,522
                                         -----------         -----------        -----------         -----------

Expenses:
   Interest .....................            162,338             194,564            548,752             593,898
   Depreciation and
     amortization ...............            556,011             540,875          1,669,133           1,723,344
   Property taxes ...............            218,030             202,426            662,061             628,168
   Personnel costs ..............            195,647             213,232            612,734             606,498
   Utilities ....................            278,860             252,034            626,263             598,032
   Repairs and maintenance ......            255,253             244,946            781,830             751,538
   Property management
     fees - affiliates ..........            139,240             146,267            428,089             435,935
   Other property operating
     expenses ...................            164,691             176,490            495,076             512,135
   General and administrative ...            161,572              87,702            570,472             363,790
   General and administrative -
     affiliates .................            231,412             229,249            704,516             678,042
                                         -----------         -----------        -----------         -----------
     Total expenses .............          2,363,054           2,287,785          7,098,926           6,891,380
                                         -----------         -----------        -----------         -----------
Net income  before
   extraordinary item ...........            224,959             303,970            600,947             776,142
Extraordinary loss on
   extinguishment of debt .......           (218,404)                 --           (218,404)                 --
                                         -----------         -----------        -----------         -----------
Net income ......................        $     6,555         $   303,970        $   382,543         $   776,142
                                         ===========         ===========        ===========         ===========

Net income allocable to
   limited partners .............        $     6,490         $   300,931        $   378,718         $   768,381
Net income allocable to
   General Partner ..............                 65               3,039              3,825               7,761
                                         -----------         -----------        -----------         -----------
Net income ......................        $     6,555         $   303,970        $   382,543         $   776,142
                                         ===========         ===========        ===========         ===========

Net income per thousand
   limited partnership units
   Net income before
      extraordinary item ........        $      2.69         $      3.62        $      7.18         $      9.26
   Extraordinary item ...........              (2.61)                 --              (2.61)                 --
                                         -----------         -----------        -----------         -----------
Net Income ......................        $       .08         $      3.62        $      4.57         $      9.26
                                         ===========         ===========        ===========         ===========

Distributions per thousand
   limited partnership units ....        $        --         $      6.00        $     12.00         $     33.13
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1999 and 1998



                                                                                               Total
                                                     General              Limited            Partners'
                                                     Partner              Partners        Equity (Deficit)
                                                  -------------        -------------      ----------------
Balance at December 31, 1997 .............        $   (491,296)        $ 30,280,535         $ 29,789,239

Net income ...............................               7,761              768,381              776,142

Distributions to limited partners ........                  --           (2,747,653)          (2,747,653)
                                                  ------------         ------------         ------------

Balance at September 30, 1998 ............        $   (483,535)        $ 28,301,263         $ 27,817,728
                                                  ============         ============         ============


Balance at December 31, 1998 .............        $   (482,162)        $ 28,437,132         $ 27,954,970

Net income ...............................               3,825              378,718              382,543

Distributions to limited partners ........                  --             (995,324)            (995,324)
                                                  ------------         ------------         ------------

Balance at September 30, 1999 ............        $   (478,337)        $ 27,820,526         $ 27,342,189
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                      Nine Months Ended
                                                                        September 30,
                                                              --------------------------------
                                                                 1999                 1998
                                                              ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ........................        $ 7,508,828         $ 7,635,502
   Cash paid to suppliers ............................         (3,089,800)         (2,816,944)
   Cash paid to affiliates ...........................           (493,251)           (513,473)
   Interest received .................................            156,269             119,699
   Interest paid .....................................           (557,193)           (587,438)
   Property taxes paid and escrowed ..................           (682,003)           (771,708)
                                                              -----------         -----------
Net cash provided by operating activities ............          2,842,850           3,065,638
                                                              -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments and
     asset held for sale .............................           (690,620)           (335,796)
                                                              -----------         -----------

Cash flows from financing activities:
   Deferred borrowing costs paid .....................            (75,583)                 --
   Principal payments on mortgage note
     payable .........................................            (38,892)            (45,543)
   Net proceeds from refinancing mortgage note
     payable .........................................            144,782                  --
   Payments on capitalized land lease
     obligation ......................................            (50,503)            (38,770)
   Distributions to limited partners .................           (995,324)         (2,747,653)
                                                              -----------         -----------
Net cash used in financing activities ................         (1,015,520)         (2,831,966)
                                                              -----------         -----------

Net increase (decrease) in cash and cash
    equivalents ......................................          1,136,710            (102,124)

Cash and cash equivalents at beginning of
   period ............................................          3,654,369           3,044,669
                                                              -----------         -----------

Cash and cash equivalents at end of period ...........        $ 4,791,079         $ 2,942,545
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

                        McNEIL REAL ESTATE FUND XXV, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                    Reconciliation of Net Income to Net Cash
                        Provided by Operating Activities

                                                                      Nine Months Ended
                                                                         September 30,
                                                                -------------------------------
                                                                   1999                1998
                                                                -----------         -----------
Net income .............................................        $   382,543         $   776,142
                                                                -----------         -----------

Adjustments to reconcile net income to net cash
   provided  by  operating activities:
   Depreciation and amortization .......................          1,669,133           1,723,344
   Amortization of deferred borrowing costs ............              9,795               6,849
   Extraordinary item ..................................            218,404                  --
   Changes in assets and liabilities:
     Cash segregated for security deposits .............             50,732             (51,692)
     Accounts receivable, net ..........................            (66,486)             32,639
     Escrow deposits ...................................             93,305             (79,592)
     Prepaid expenses and other assets .................            (50,018)             50,202
     Accounts payable and accrued expenses .............             39,229             (25,663)
     Accrued interest ..................................            (18,236)               (389)
     Accrued property taxes ............................           (113,248)            (63,548)
     Payable to affiliates .............................            639,354             600,504
     Security deposits and deferred rental
       revenue .........................................            (11,657)             96,842
                                                                -----------         -----------

       Total adjustments ...............................          2,460,307           2,289,496
                                                                -----------         -----------

Net cash provided by operating activities ..............        $ 2,842,850         $ 3,065,638
                                                                ===========         ===========




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 1999


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

The Partnership is paying an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial properties to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees of $1,379,803 and $876,844 were outstanding at September 30, 1999 and December 31, 1998, respectively.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                          Nine Months Ended
                                                            September 30,
                                                   -----------------------------
                                                       1999             1998
                                                   ------------     ------------

Property management fees...................        $    428,089     $    435,935
Charged to general and administrative
   expense:
   Partnership administration..............             149,496          142,092
   Asset management fee....................             555,020          535,950
                                                   ------------     ------------
                                                   $  1,132,605     $  1,113,977
                                                   ============     ============

Payable to affiliates at September 30, 1999 and December 31, 1998 consisted primarily of unpaid property management fees, Partnership general and administrative expenses and asset management fees and is due and payable from current operations.

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

       New mortgage note proceeds...........................       $   7,200,000
       Amount required to payoff existing debt..............           7,055,218
                                                                   -------------

       Cash proceeds from refinancing.......................       $     144,782
                                                                   =============

The Partnership incurred $75,583 of deferred borrowing costs related to the refinancing of Harbour Club I's mortgage note.

In connection with the refinancing of the Harbour Club I mortgage note, the Partnership wrote off the balance of unamortized deferred borrowing costs associated with the prior mortgage note. The write-off, in the amount of $218,404, is reported as an extraordinary item on the Partnership's Statement of Operations for the nine months ended September 30, 1999.

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

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership were estimated as $0.50.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

There has been no significant change in the operations of the Partnership's properties since December 31, 1998. The Partnership reported net income of $382,543 for the first nine months of 1999 as compared to $776,142 for the first nine months of 1998. Revenue for the first nine months of 1999 was $7,699,873 as compared to $7,667,522 for the first nine months of 1998, and expenses for the nine months ended September 30, 1999 increased to $7,098,926 from $6,891,380 for the same period in 1998.

Net cash provided by operating activities was $2,842,850 for the nine months ended September 30, 1999. The Partnership expended $690,620 for capital improvements, $75,583 for deferred borrowing costs, $38,892 for principal payments on its mortgage note payable and $50,503 for payments on the capitalized land lease obligation. The Partnership received $144,782 in proceeds from the refinancing of the Harbour Club I mortgage note payable. After distributions of $995,324 to the limited partners, cash and cash equivalents totaled $4,791,079 at September 30, 1999, a net increase of $1,136,710 from the balance at December 31, 1998.

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

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999 and amended proxy statements were filed September 30, 1999, October 21, 1999 and November 10, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership were estimated as $0.50.

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

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenue decreased by $3,742 for the three month period and increased by $32,351 for the nine month period ended September 30, 1999 as compared to the same periods in 1998, as discussed below.

Interest income increased by $14,967 and $36,570 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998, due to an increase in cash available for short-term investment. The Partnership held approximately $4.8 million of cash and cash equivalents at September 30, 1999 as compared to approximately $2.9 million at September 30, 1998.

In the second quarter of 1998, the Partnership recognized $126,035 of other revenue consisting of the collection of tenant accounts receivable that had previously been written off. No such other revenue was recognized in the first nine months of 1999.

Expenses:

Total expenses increased by $75,269 for the three month period and by $207,546 for the nine month period ended September 30, 1999 as compared to the same periods in 1998. The increase was mainly due to an increase in general and administrative expenses in the third quarter of 1999, as discussed below.

General and administrative expenses increased by $73,870 and $206,682 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The increase was mainly due to a $110,931 reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999, as discussed in Item 1, Note 5. In addition, there was an increase in costs related to this transaction in the first nine months of 1999.

In connection with the refinancing of the Harbour Club I mortgage note, the Partnership wrote off the balance of unamortized deferred borrowing costs associated with the prior mortgage note. The write-off, in the amount of $218,404, is reported as an extraordinary item on the Partnership's Statement of Operations for the nine months ended September 30, 1999. No such extraordinary loss was recognized in the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities totaled $2,842,850 for the first nine months of 1999, comparable to the $3,065,638 provided during the same period in 1998.

The Partnership expended $690,620 and $335,796 for additions to its real estate investments and asset held for sale during the nine months ended September 30, 1999 and 1998, respectively. A greater amount was spent in the first nine months of 1999 for tenant improvements at Northwest Plaza, Century Park, Kellogg Office Building and Fidelity Plaza and for lobby renovations at Fidelity Plaza.

In the first nine months of 1999, the Partnership incurred costs of $75,583 and received net proceeds of $144,782 related to the refinancing of the Harbour Club I mortgage note payable.

The Partnership distributed $995,324 and $2,747,653 to the limited partners in the first nine months of 1999 and 1998, respectively.

Short-term liquidity:

At September 30, 1999, the Partnership held cash and cash equivalents of $4,791,079. This balance provides a reasonable level of working capital for the Partnership's immediate needs in operating its properties.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended. A Notice of Appeal was filed September 3, 1999 by High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation.

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

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses. Settlement negotiations are underway.

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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended September 30, 1999.

(b) Reports on Form 8-K. A Report on Form 8-K dated July 8, 1999 was filed on July 9, 1999 regarding the letter received from High River Limited Partnership.

                        MCNEIL REAL ESTATE FUND XXV, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                              McNEIL REAL ESTATE FUND XXV, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner






November 15, 1999                  By: /s/  Ron K. Taylor
-----------------                     ------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                         Investors, Inc.
                                       (Principal Financial Officer)




November 15, 1999                  By: /s/  Carol A. Fahs
-----------------                     ------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)